Form 10QSB
period 1999-11-30
SILK BOTANICALS COM INC
filed 2000-01-14
CIK 1093509

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-Q SB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended November 30, 1999     Commission file number _________________

                            SILK BOTANICALS.COM, INC.

             (Exact name of registrant as specified in its charter)

            Florida                                             65-0886132
            -------                                             ----------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

                            975 S. Congress Ave. #102
                             Delray Beach, Fl. 33445
                             -----------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code: ( 561) 265 - 3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes: [Y]   No: [ ]

                           REGISTRANT IS A CORPORATION

                                TABLE OF CONTENTS

ITEM 1. Financial Statements

   The following Unaudited financial statements are file herewith:

   Balance Sheet as of  November 30, 1999 and
   May 31, 1999                                                           Page 3

   Consolidated Statements of Operations for the Three and Six
   Months Ended November 30, 1999 and 1998                                Page 4

   Consolidated Statements of Cash Flows for the Six months Ended
   November 30, 1999 and 1998                                             Page 5

ITEM 2.     Results of Operations and Management's Discussion and
            Analysis of Financial Condition                               Page 7

            Signatures                                                    Page 9

            The statements, insofar as they relate to the period subsequent to May 31, 1999, are Unaudited.

Item 1.    Financial Information


                            SILKBOTANICALS.COM, INC.

                                 BALANCE SHEETS
                       (see notes to financial statements)

                                                                 NOVEMBER 30,       MAY 31,
                                                                     1999            1999
                                                                  ---------        ---------
                                                                 (unaudited)
ASSETS:
Current assets:
Cash in Banks                                                     $  23,215        $      --
Accounts receivable                                                  67,144               --
Inventory                                                            52,078           57,353
                                                                  ---------        ---------
   Total current assets                                             142,437           57,353

Property and equipment                                                1,248            1,500

License rights, net of valuation allowance
accumulated amortization                                             38,960           42,500
                                                                  ---------        ---------
                                                                  $ 182,645        $ 101,353
                                                                  =========        =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short-term Debt                                                   $  25,525        $      --
Accounts payable                                                     42,877           21,414
Accounts payable due to related party                               142,202          101,353
                                                                  ---------        ---------
Total current liabilities                                           210,604          122,767
                                                                  ---------        ---------
Stockholders' deficit:
Series A preferred stock, $.001 par value, 1,900 shares
   authorized, issued and outstanding                                     2                2
Preferred stock, $.001 par value, 4,998,100 authorized,
   none issued and outstanding                                           --               --
Common stock, $.001 par value, 25,000,000 shares authorized
   6,250,000 shares issued and outstanding                            6,250            6,250
Additional paid-in capital                                          671,458          671,458
Deficit accumulated during the development stage                         --         (699,124)
Retained deficit                                                   (705,669)              --
                                                                  ---------        ---------
Total stockholders' deficit                                         (27,959)         (21,414)
                                                                  ---------        ---------
                                                                  $ 182,645        $ 101,353
                                                                  =========        =========

                            SILKBOTANICALS.COM, INC.

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                  SIX MONTHS ENDED               THREE MONTHS ENDED
                                                     NOVEMBER 30,                    NOVEMBER 30,
                                          -----------------------------------------------------------------
                                                 1999             1998              1999               1998
                                          -----------        ---------       -----------        -----------
Revenues                                  $   281,244        $      --       $   168,782        $        --

Cost of goods sold                            196,871               --           118,148                 --
                                          -----------        ---------       -----------        -----------
Gross profit                                   84,373               --            50,634                 --

Operating expenses:
    General and administrative                 90,918               --            55,536                 --
                                          -----------        ---------       -----------        -----------
Total                                          90,918               --            55,536                 --
                                          -----------        ---------       -----------        -----------
Net loss                                       (6,545)              --            (4,902)                --

Preferred dividend requirement                  5,700               --             2,850                 --
                                          -----------        ---------       -----------        -----------
Net loss available to common
   shareholders                               (12,245)              --            (7,752)                --
                                          -----------        ---------       -----------        -----------
Net loss per share of common stock:
Basic and diluted                         $        --        $      --       $        --        $        --

Weighted average number of common
shares outstanding                          6,250,000        6,250,000         6,250,000          6,250,000

                                        4

                            SILKBOTANICALS.COM, INC.

                             STATEMENT OF CASH FLOWS

                                            SIX MONTHS ENDED
                                               NOVEMBER 30,
                                                  1999          1998
                                                --------        ----
Cash flows from operating activities:
  Net loss                                      $ (6,545)       $ --
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                   3,792          --

   Changes in assets and liabilities:
      Increase in accounts receivable            (67,144)         --
      (Increase) decrease in inventory             5,275          --
      Increase in accounts payable                21,463          --
      Increase in due to related parties          40,849          --

   Net cash used in operation activities          (2,310)         --

Cash flow from financing activities
   Bank lines                                     25,525          --
      Net increase in cash                        23,215          --

Cash at beginning of period                           --          --

Cash at end of period                           $ 23,215        $ --
                                                ========        ====

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements of Silk Botanicals.Com, Inc. (The Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q SB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ended May 31, 2000.

Item 2. Results of Operations and Management's Discussion & Analysis of Financial Condition

2.       REVENUES

Sales revenue for the second quarter of operations increased to $168,782, which was a 50% increase over sales revenue for the first quarter of $112,462. Cost of goods sold remained constant at 70.0% producing a gross profit of $50,634 or 30.0%. General and administrative operating expenses were $55,536 or 32.9% of sales, producing a net loss of $4,902 or 2.9%.

For the six months ended November 30, 1999, revenues were $281,244. The cost of goods sold was $196,871 with a gross profit of $84,373 or 30.0%. Operating expenses were $90,918 or 32.7%, producing a net loss of $6,545 or 2.3%. The Company maintained $52,078 of inventory as of November 30th. The turnover of such inventory would be annualized at 7.56 times per year.

3.       YEAR 2000

The Company anticipates that it will not incur any costs associated with its computer system as it relates to the conversion to the Year 2000. Surveys of financial institutions and vendors used by The Company also indicate compliance.

4.       OTHER EVENTS

During the second quarter, The Company began production of its website which will include all in-line Living Silk, Forever Fresh and Silk Botanicals products. The website will include a shopping cart which will enable customers to order product on line. The website is expected to be completed in the third quarter ending February 28, 2000. The Company also completed production of its brochure for the natural trunk tree category. This brochure, in addition to the waterlook illusion brochure and floral and greenery brochure, completes the in-line products The Company offers for wholesale.

5.       FORWARD LOOKING INFORMATION

Certain statements in this section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect The Company's future financial position and operating results. The words "expect", "anticipate", "intend", and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including: changes in economic conditions in the various markets served by The Company's operations, increased competition, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof which may affect the accuracy of any forward-looking statement, except as may be required by law.

6.       SUBSEQUENT EVENTS

During the month of December , The Company  executed sales rep agreements with
a) an organization in Atlanta to cover six (6) southeast states, with b) an organization in Dallas to cover six (6) southwest states, and with c) a rep organization in Illinois to cover five (5) Midwestern states. All rep organizations maintain permanent showrooms in their respective cities and have road sales people, as well as showroom people for all categories of Silk Botanicals' merchandise.

In December, The Company was approved as a vendor for two major supermarket chains and commenced deliveries to select locations. In early January 2000, The Company received an initial purchase order agreement from a large national discount department store chain, and has commenced delivery of product to select locations. The Company also received commitments from a national retailer who operates over 200 stores, for anticipated deliveries to begin in March 2000.

The company's chief supplier/manufacturer has been running at 25% capacity. Therefore, the company expects to be able to fill all orders that these newly reached sales arrange- ments may reasonably be expected to produce.

                            SILK BOTANICALS.COM, INC.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  None

ITEM 2.           Changes in Securities

                  None

ITEM 3.           Defaults Upon Senior Securities

                  See Part 1

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  None

ITEM 5.           Other Information

                  None

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) 27 Financial Data Schedule

                  (b) None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SILK BOTANICALS. COM, INC.
                                            A Florida Corporation

                                            BY: /S/ JOSEPH R. BERGMANN
                                               --------------------------
                                                    Joseph R. Bergmann
                                                    President

Date: January 14, 2000

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                  DESCRIPTION
 -------                 -----------
  27                     Financial Data Schedule