Form 10QSB
period 2000-02-29
SILK BOTANICALS COM INC
filed 2000-04-14
CIK 1093509

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-Q SB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     --------------------------------------

   For Quarter Ended February 29, 2000     Commission file number 0-21 725

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

                            975 S. Congress Ave. #102
                             Delray Beach, Fl. 33445
                            -------------------------

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

                                    Yes:____Y_____   No: __________


                           REGISTRANT IS A CORPORATION

                                TABLE OF CONTENTS

ITEM 1. Financial Statements

The following Unaudited financial statements are filed herewith:

Balance Sheet as of February 29, 2000 and
May 31, 1999                                                              Page 3

Consolidated Statements of Operations for the Three and Nine
Months Ended February 29, 2000 and 1999                                   Page 4

Consolidated Statements of Cash Flows for the Nine months Ended
February 29, 2000 and 1999                                                Page 5

ITEM 2.           Results of Operations and Management's Discussion and
                  Analysis of Financial Condition                         Page 7


                  Signatures                                             Page 10


                  The statements, insofar as they relate to the period subsequent to May 31, 1999, are Unaudited.

Item 1.    Financial Information


                            SILKBOTANICALS.COM, INC.

                                 BALANCE SHEETS
                       (see notes to financial statements)

                                                      February 29,   May 31,
                                                          2000        1999
                                                          ----        ----
                                                      (unaudited)

ASSETS:
Current assets:
Cash in Banks                                           $  19,252  $       -
Accounts receivable                                       114,719          -
Inventory                                                  49,910     57,353
                                                        ---------  ---------
   Total current assets                                   183,881     57,353

Property and equipment                                      1,122      1,500

License rights, net of valuation allowance
accumulated amortization                                   37,190     42,500
                                                        ---------  ---------
                                                        $ 222,193  $ 101,353
                                                        =========  =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short-term Debt                                        $   19,505  $       -
Accounts payable                                           44,369     21,414
Accounts payable due to related party                     183,089    101,353
                                                        ---------  ---------
Total current liabilities                                 246,963    122,767
                                                        ---------  ---------

Stockholders' deficit:
Series A preferred stock, $.001 par value, 1,900 shares
   authorized, issued and outstanding                           2          2
Preferred stock, $.001 par value, 4,998,100 authorized,
   none issued and outstanding                                  -          -
Common stock, $.001 par value, 25,000,000 shares
   authorized 6,250,000 shares issued and outstanding       6,250      6,250
Additional paid-in capital                                671,460    671,460
Deficit accumulated during the development stage         (699,126)  (699,126)
Retained deficit                                           (3,356)         -
                                                        ---------  ---------
Total stockholders' deficit                               (24,770)   (21,414)
                                                        ---------  ---------
                                                        $ 222,193  $ 101,353
                                                        =========  =========

                            SILKBOTANICALS.COM, INC.

                             STATEMENT OF OPERATIONS
                                   (unaudited)


                                    Nine months ended       Three months ended
                                       February 29             February 29
                              --------------------------------------------------
                                       2000        1999      2000       1999
                                       ----        ----      ----       ----
Revenues                         $   507,434     $    -   $  226,190   $   -

Cost of goods sold                   355,204          -      158,333       -
                                 -----------     ------   ----------   -----
Gross profit                         152,230          -       67,857       -

Operating expenses:
    General and administrative       147,036          -       56,117       -
                                 -----------     ------   ----------   -----

Total                                147,036          -       56,117       -
                                 -----------     ------   ----------   -----

Net Income (loss)                      5,194          -       11,740       -

Preferred dividend requirement         8,550          -        2,850       -
                                 -----------     ------   ----------   -----

Net loss available to common
   shareholders                       (3,356)         -        8,890       -
                                 -----------     ------   ----------   -----

Net loss per share of common
   stock:
Basic and diluted                $         -     $    -   $        -   $   -

Weighted average number of common
shares outstanding                 6,250,000  4,435,813    6,250,000   4,435,813

                            SILKBOTANICALS.COM, INC.

                             STATEMENT OF CASH FLOWS


                                                             Nine months ended
                                                                February 29,
                                                              2000        1999
                                                              ----        ----
Cash flows from operating activities:
  Net Loss                                                  $  (3,356)   $   -
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                                5,688        -

   Changes in assets and liabilities:
      Increase in accounts receivable                        (114,719)       -
      (Increase) decrease in inventory                          7,443        -
      Increase in accounts payable                             22,955        -
      Increase in due to related parties                       81,736        -
                                                            ------------------
   Net cash used in operation activities                         (253)       -

Cash flow from financing activities
   Bank lines                                                  19,505        -
                                                            ------------------
      Net increase in cash                                     19,252        -

Cash at beginning of period                                         -        -
                                                            ------------------
Cash at end of period                                       $  19,252    $   -
                                                            ==================

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Silk Botanicals.Com, Inc. (The Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q SB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ended May 31, 2000.

Item 2. Results of Operations and Management's Discussion & Analysis of Financial Condition


2. REVENUES

Silk Botanicals.Com began generating revenues on June 1, 1999. Prior to that the Company was a development stage company and did not generate revenues.

Sales revenue for the third quarter of operation increased to $226,190, which was a 34% increase over sales revenue for the second quarter of $168,782. The Company began shipments of product to select locations for a large national discount department store chain. Cost of goods sold remained constant at 70.0% producing a gross profit of $67,857 or 30.0%. General and administrative operating expenses were $56,117 or 24.8% of sales, producing a net income of $11,740 or 5.2%.

For the nine months ended February 29, 2000, revenues were $507,434. The cost of goods sold was $355,204 with a gross profit of $152,230 or 30.0%. Operating expenses were $147,036 or 29.0%, producing a net income of $5,194 or 1.1%. The Company maintained $49,910 of inventory as of February 29th. The turnover of such inventory would be annualized at 9.5 times per year.

3. YEAR 2000

The Company did not incur any costs associated with its computer system as it relates to the conversion to the Year 2000. The financial institutions and vendors used by The Company were also in compliance and no problems occurred.

4. OTHER EVENTS

During the third quarter, The Company completed the final production phase of its website which includes all in-line Living Silk, Forever Fresh and Silk Botanicals products. The Company's pro-rata expense for completing this phase was included in General and administrative expenses during this quarter. The website includes a shopping cart which will enable customers to order products on line. The Company plans to continue making enhancements to the website on a regular basis and is also evaluating several marketing techniques to promote the website.

5. FORWARD LOOKING INFORMATION

Certain statements in this section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect The Company's future financial position and operating results. The words "expect", "anticipate", "intend", and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including: changes in economic conditions in the various markets served by The Company's operations, increased competition, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof which may affect the accuracy of any forward-looking statement except as may be required by law.

6. SUBSEQUENT EVENTS

During the month of March, The Company received a "no comment" status from both the Securities & Exchange Commission and NASD. On March 30, 2000 it obtained the symbol SIBO (OTC:BB).

                           SILK BOTANICALS.COM, INC.

                          PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None

ITEM 2.  Changes in Securities

         None

ITEM 3.  Defaults Upon Senior Securities

         None

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

                                                     SILK BOTANICALS. COM, INC.
                                                     A Florida Corporation

                                              By:    /S/ Joseph R. Bergmann
                                                     ----------------------
                                                     Joseph R. Bergmann
                                                     President


Date: April 14, 2000

                                 EXHIBIT INDEX


EXHIBIT       DESCRIPTION
-------       -----------

  27       Financial Data Schedule