Form 10KSB
period 2000-05-31
SILK BOTANICALS COM INC
filed 2000-08-29
CIK 1093509

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended: 5/31/00
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                            Commission file number -

                            Silk Botanicals.Com, Inc.
              Exact name of Registrant as specified in its charter)

     Florida                                           65-0886132
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

975 S. Congress Avenue, Suite 102 Delray Beach, FL     33445
(Address of principal executive offices)               (Zip Code)

561-265-3600
(Registrant's telephone number, including area code)

Securities registered pursuant to
Section 12(b) of the Act:                          None

Securities registered pursuant  to
Section 12(g) of the Act:                          Common Stock, $.001 par value

Check whether Silk Botanicals.com (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Silk Botanicals.com was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[X]

Silk Botanicals.com's revenues for its most recent fiscal year were $690,621. As of May 31, 2000, the market value of Silk Botanicals.com's voting $.00l par value common stock held by non-affiliates of Silk Botanicals.com was $3,680,269.

The number of shares outstanding of Company's only class of common stock, as of May 31, 2000 was 6,250,000 shares of its $.001 par value common stock.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ]  No [ ]

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
Yes [ ]  No [X]

                                     PART I

ITEM 1. BUSINESS - General

The Company. Silk Botanicals.Com, Inc. was organized under the name of Diversified Restaurant Holdings, Inc. ("Diversified") on November 20, 1998 in the State of Florida. On April 9, 1999, Diversified acquired JRB Marketing of South Florida, Inc., a Florida corporation incorporated in October 1996. With this new business acquisition, Diversified amended its Articles of Incorporation on August 2, 1999 to change its name to "Silk Botanicals.Com, Inc." JRB Marketing of South Florida, Inc. and Silk Botanicals.Com, Inc. are referred to herein as the "Company."

Business of the Company. The Company develops, markets and distributes three lines of high-quality artificial flowers - artificial greenery and floral arrangements in baskets and containers and artificial floral arrangements in clear glass vases set in epoxy providing the illusion of fresh flowers in water. These products are marketed under the Silk Botanicals, "Living Silk(R)" and "Forever Fresh(R)" names. The Company markets and sells these products to gift retailers, decorative accessory retailers., and the hospitality industry. The artificial foliage and flowers are imported primarily from Taiwan, Hong Kong and the Peoples Republic of China. The Company purchases artificial flowers from U.S. based importers and U.S. subsidiaries of foreign companies located in the U.S. Glassware is purchased from domestic manufacturers. The Company's silk botanical products are produced by JRB Enterprises, Inc. under a Manufacturing Agreement.

Independent research by Jacobs, Jenner & Kent of Baltimore, Maryland, in their study on the Permanent Floral Products Industry, has revealed three important opportunities which the Company has and will continue to address: (1) there is little awareness of artificial floral brands among consumers, (2) merchandise with retail prices less than $30 is the preferred choice for retailers and their customers, and (3) gift boxes enhance merchandising. The Company plans to embark on a program to build brand awareness, develop three product lines targeting three distinct markets - gift retailers, decorative accessories retailers, and the hospitality industry - and is developing gift boxes for select products.

Products. The Company has developed over 200 floral and greenery arrangements and a special gift box for its line of bud vase arrangements. The Company believes the gift box will be well accepted by national gift and retail store chains and has plans to develop gift boxes for other vases in its product lines.

Arrangements are sold as get well gifts by hospital gift shops and as gifts for birthdays, anniversaries, Christmas, Chanukah, Valentines Day, Easter and Mothers Day. Styles retailing for $20.00 to $50.00 have been strong sellers for these markets. The Company further believes that the quality of the product will enable customers to overcome any reluctance to buying artificial flowers. In addition, styles priced from $58.00 to $198.00 are sold as decorative accessories and house warming gifts for the consumer and decorative accents for the hospitality industry. The Company plans to develop new products that would be less seasonal.

Customer Service. The Company strives to serve its customers with accurate and on-time delivery of its products. Retail and chain stores demand a high level of service to assure full product availability for their customers. The Company offers a variety of distribution services depending on its customers' needs. The Company also provides its customers with high quality customer and ordering services. Its sales force assists customers in identifying products from the Company's lines and works closely with them to furnish the best products for their store requirements.

Quality Assurance. As part of its quality assurance program, the Company intends to carefully select its suppliers and perform periodic product inspections, both prior to shipment and after receipt. The Company expects to experience negligible returns of defective or damaged products.

Competition. The artificial floral industry is competitive but highly fragmented with many small players in the manufacturing end. Therefore, Management believes that an excellent opportunity exists for the Company and its product lines and that there are a variety of ways to compete in this industry.

The Company's primary competitors are other assemblers, importers and distributors. Some of these competitors focus on price and others specialize in a particular product segment. The Company competes primarily on the basis of merchandising, high quality product lines, suppl;y dependability, price and brand name recognition. The Company's competitors are not focused on the gift industry, have not developed products targeting the gift industry, nor have they developed packaging to gift industry standards.

The barriers to entry to the Company's industry are relatively low. The Company believes, however, that attaining success in the industry is difficult but that it has competitive advantages, including its ability to fill orders quickly and completely and provide a high level of customer service, high quality products, competitive prices and brand names. The Company believes the industry does not have a single dominant retailer or wholesaler of high quality artificial greenery and flower arrangements. To date, the only importer, manufacturer or distributor of artificial flowers whose shares are publicly traded is Celebrity, Inc. (FLWR).

Sales and Marketing. The Company intends to market its products using the "Forever Fresh(R)" and "Living Silk(R)" trademarks which are licensed for thirty-six (36) years. The Company believes it has found a niche in the gift industry. According to Retail Industry Indicators in 1997, gift and general merchandise is a $49 billion market annually in the United States. The overall target market for the Company's products is composed of almost 200,000 stores, including general merchandise stores, catalog and mail orders, florists, gift stores and furniture and home furnishing stores. The Company intends to build a national base of gift stores and develop relationships that have been recently forged with several regional and national chains. In addition, the Company's marketing efforts will be through its Web site, trade shows, direct mail, telemarketing and manufacturer representatives.

Employees. Currently the Company employs six part-time and six full-time employees. It anticipates increasing the staff with an additional ten new employees by March 2001.

Key Employees: The Company's key employees are Joseph R. Bergmann, President, Chief Executive Officer and Director; Regina M. Bergmann, Director of Personnel; Jerry Frenz, Controller, Gail Scheel, Director of Advertising and Marketing; and Joyce Bernard, Merchandise Manager.

Reports to Security Holders: The Registration Statement became effective, the Company has become a reporting company as of October 29, 1999 with the Securities and Exchange Commission ("SEC"), and will thereafter provide an annual report to its security holders, which will include audited financial statements. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov. The Company currently maintains its own Internet address at www.silkbotanicals.com.

ITEM 2. PROPERTIES.

The Company's administrative, warehousing and distribution facilities are located at 955 and 975 South Congress Avenue in Delray Beach, Florida. The Company currently subleases this property, which consists of approximately 20,000 square feet of prime, high-end commercial space. The existing sublease expires in May 2003, and the terms include additional ten-year options. Various leasehold improvements have been made to this facility to support the anticipated growth that will come from the Company's new projects. The Company carries sufficient insurance coverage on the property, equipment and inventory. In addition, the Company leases a variety of points of sale computer equipment and software at its headquarters, as well as office and warehouse equipment. The Company believes that these facilities are adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal actions pending against the Company nor are any such legal actions contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended May 31, 2000, no matters were submitted to a vote of Silk Botanicals.com's security holders, through the solicitation of proxies.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information. Beginning in April of 2000, Silk Botanicals.com's common stock has been quoted on the OTC Bulletin Board.

Quarter Ended                    High Bid              Low Bid

May 31, 2000                      $5.00                 $1.50

The prices reflect inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Holders. The approximate number of holders of record of the Company's $.001 par value Common Stock, as of May 31, 2000, was 87.

Dividends. The Company has never paid or declared any cash dividends on our common stock and does not intend to pay dividends on our common stock in the foreseeable future. We presently expect to retain our earnings to finance the development and expansion of our business. The payment of dividends, if any, on our common stock in the future is subject to the discretion of the Board of Directors and will depend on our earnings, financial condition, capital requirements and other relevant factors.

Date Sold                  Title of Security         Amount of Securities Sold

See below                  Common Stock              6,250,000 shares

April 1999                 Series A Preferred        1,900 shares

March 2000                 Warrants                  360,000 shares
                                                     $2.50 exercise price

From November 20, 1998 through April 9, 1999, the Company issued 460,438 shares of its common stock to a total of 48 individuals in an offering exempt from registration under Rule 504 of Regulation D promulgated pursuant to the Securities Act of 1933. On April 9, 1999, the Company issued an aggregate of 4,146,989 shares in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, in exchange for all of the issued and outstanding common stock of JRB Marketing of South Florida, Inc. Subsequent to the reverse acquisition of JRB Marketing of South Florida, Inc. between April 9 and May 31, 1999, the Company issued

1,353,750 shares of common stock in an offering exempt from registration under
Section 4(2) of the Securities Act of 1933, to a total of 23 individuals.

During April 1999, the Company issued Class A non-convertible preferred stock valued at $190,000 in exchange for an exclusive license agreement to market and distribute artificial greenery and floral arrangements with Living Silk and Silk Botanicals trademarks owned by JRB Enterprises, Inc. This was a non-monetary transaction between related parties. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

In March of 2000, the Company issued warrants for 360,000 shares at an exercise price of $2.50. In addition, the Company issued options for 360,000 shares at an exercise price of $3.00. These warrants and options were issued to three unrelated parties for the sum of $180,000. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933. The Company also issued options for 360,000 shares at an exercise price of $3.00. These options are tied to the warrants and will only be issued depending on if the warrants are exercised. The amount of options issued is also linked directly to the amount of warrants exercised.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Revenues: Silk Botanicals.com began generating revenues on June 1, 1999. Prior to that the Company was a development stage company and did not generate revenue.

For the twelve months ended May 31, 2000, revenues were $690,621. The cost of goods sold was $499,399 with a gross profit of $191,222 or 27.7%. Total expenses were $153,739 or 22.3%, producing a pretax income of $37,483 or 5.4%. The Company maintained $62,338 of inventory as of May 31, 2000. The turnover of such inventory would be annualized at 8.0 times per year.

The net income of $34,721 for year-end May 31, 2000 increased $729,411 over the ($694,690) loss recorded in year ended May 31, 1999. Earning per share increased
 .01 as of May 31, 2000 as compared to (.14) loss as of May 31, 1999.

Year 2000: The Company did not incur any costs associated with its computer system as it relates to the conversion to the Year 2000. The financial institutions and vendors used by the Company were also in compliance and no problems occurred.

Other Events: During the fourth quarter, the Company's website which includes all in-line Living Silk, Forever Fresh and Silk Botanicals products became operational. The website includes a shopping cart which will enable customers to order products on line. The Company plans to continue making enhancements to the website on a regular basis and is also evaluating several marketing techniques to promote the website.

During the month of March, the Company received a "no comment" status from both the Securities & Exchange Commission and NASD. On March 30, 2000, the Company obtained the symbol SIBO (OTC:BB). The Company's common stock began trading April 13, 2000.

During the fourth quarter, the Company filed an SB2 with the Securities & Exchange Commission to register common stock for the Company to sell to raise up to $10,000,000 (ten million dollars).

The Company is presently in the process of updating the financials and responding to SEC Comments.

Product Development: Much of the efforts since its inception have been on product design and development. The design staff studies competitive fresh cut and artificial arrangements, researches new sources of stems and vases, surveys retailers and end users for preferences, and tests prototypes in focus groups and by sampling. The Company is focused not only on meeting production requirements, but also in developing new product. The Company design staff have developed and refined over 200 arrangements by communicating with customers and by attending silk and fresh flower trade shows.

As the product line has been refined, the focus has shifted to packaging and merchandising. Although competitors offer similar products, the Company is not aware of any that have focused its energies on developing a brand, marketing to the gift market, and responding to the packaging requirements of this market.

The Company will continue to diversify to meet retailers' demands for quality and value. The products will create revenue streams as follows:

Basic Line: The basic line is drawn from the existing unboxed designs, sold and shipped in bulk. These are inexpensive and serve as the opening price point for gift stores. The Company believes that this product sells especially well for tabletop displays, for parties, and to the hospitality market.

Forever Fresh(R) Gift-Boxed Line: This line is the Forever Fresh arrangements packaged in a branded window gift box. Benefits to the retailer include Uniform Product Code ("UPC") labels for inventory and Point of Sale ("P.O.S."), reduction of breakage, and enhanced on-shelf merchandising. Wholesale prices range from $8.00 to $14.00 and retail from $16.00 to $30.00 per unit. This product line includes some of the following:

         o Special Occasion merchandise (Easter, Valentine's Day, Birthdays, Get Well) and for special people (Wives, Mothers, Teachers).
         o Twin-pack boxed gifts will also be tested, i.e. small floral vase with candle.
         o Special seasonal arrangements, country arrangements, exotic florals, and greenery.
         o Desktop accessories such as bud vases and mini floral arrangements.

Catalog Program Sales: Catalog program sales are basic line and custom products that are suitable for "drop shipping." The Company's products have appeared in Smithsonian Institute and Touch of Class catalogs. The Company continually seeks new and diversified catalogs to carry their products.

Generic/Private Label Gift-Boxed Product: The Company will develop and package a line of 10-12 permanent floral gifts in private label windowed gift boxes with seasonal designs.

Signature Series: The Company's design staff is developing the Company's signature line of large floral arrangements. These will wholesale for $100.00 to $300.00. Upon completion this line will be released and marketed to home accessories retailers and hospitality providers through manufacturers' representatives. Other designer containers will be introduced that will enhance the silk flowers and fit into custom interiors.

Market Development: The Company will continue to cater to the needs of gift retailers and expand its marketing efforts to include the western half of the United States. The Company plans to target five segments of the market:

Independent Gift Shops. Businesses that own/operate one or two retail locations; Strand Gift Businesses: Companies that own/operate from three to twenty-five retail locations;
Chain Stores: Companies that own a nationally or regionally recognized retail gift business;
Catalogs: Companies that sell products directly to consumers via direct mail catalogs;
Department Stores: The Company has begun to work closely with department stores, rather than discounters, to develop products to meet their specifications.

By identifying and categorizing the prospect list, current sales presentations will be modified and new presentations developed, to meet specific needs of current and future customers. Secondary target markets will continue to include home furnishings retailers, hotels and restaurants, corporate gifts and furnishings, the military (exchanges, commissaries, and officers clubs).

Sales and Marketing. The Company will use the following marketing tactics to achieve its financial objectives:

Trade Shows: The Company believes most sales are generated through trade shows where the products can be properly displayed to their fullest effect. The Company currently participates in wholesale trade shows and anticipates increasing the number of shows they attend:

Gift Industry Trade Shows. The gift and general merchandise industries purchase approximately $1 billion of products at gift trade shows each year. Buyers prefer to view the merchandise in person before buying for their businesses and trade shows provide this opportunity. The Company believes that participating in these shows will enhance sales due to the visual nature of the product.

High Point, NC Furniture Show. This trade show is the only resource dedicated by the Company to general sales within the furniture industry. Furniture stores represent a projected 13% of the Company's sales, making attendance at this show cost effective. The Company anticipates participation in other furniture shows as well.

ALA Military Trade Show. The ALA Military Trade Show is the annual, exclusive buying show for military bases and exchanges. It represents the only opportunity to show and sell products to this lucrative business category. Forever Fresh(R) is an approved vender of the Department of the Air Force, enabling the Company to provide artificial floral arrangements to all military installations.

Restaurant Supply Trade Shows: The Company has initiated a search to retain a sales organization that targets restaurants and hotels. Trade shows will be an important component of the sales efforts.

Manufacturers' Reps: Independent sales organizations sell products through road sales and trade shows. The Company has signed contracts with representative companies that maintain permanent showrooms in Atlanta, Columbus and Chicago for the east coast of the United States. The Company plans to increase representation on the west coast with representatives who can provide quality temporary or permanent show space.

Color Catalogs: Full color catalogs have been produced for both Forever Fresh(R) and Living Silk(R) and Silk Botanicals(R). These are being used to sell the most important and popular designs in all lines.

Direct Mail: Holiday and seasonal product designs will be presented to existing customers and prospects through direct mail. Trade show schedules and special events are also announced through direct mail.

Telemarketing: The Company plans to contact its complete customer base at least four times a year. Two of the calls will be used for pre-show marketing and the other two calls will sell specific holiday packages (the Valentine's Day and Mother's Day collections). Additionally, all direct mail recipients will receive a follow-up call.

Web Site: The Company completed its Web site www.silkbotanicals.com in April of 2000. The site is operational. The Company displays its product lines and accept orders through its site, as well as provide information on the company for potential investors.

Sell Sheets: Sell Sheets will be used to show the individual products at trade shows and in direct mail presentations. The Company will use sell sheets to expand the use of packages, to introduce and sell new products, and increase Basic Line sales. The package themes include: Valentine and Mother's Day, Summer, Christmas, and the Table Top Collection.

The sales and marketing plans take into account the Company's desire to expand operations both financially and geographically. While the Company continues to build on the solid base of 2,000+ customers, with additions to the sales force, enhanced trade shows schedules, print advertising and direct mail programs, and product development, it will be able to achieve its revenue and market share objectives.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)      Previous independent accountants

         (i) Effective August 4, 2000, Silk Botanicals.com, Inc. (the "Registrant") dismissed Sweeney Gates & Co. as its independent accountants.

         (ii) The report of Sweeney Gates & Co. for the Registrant's fiscal year ended May 31, 1999 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

         (iii) The Registrant's Board of Directors participated in and approved the decision to change independent accountants.

         (iv) In connection with its audits for the past two fiscal years, there have been no disagreements with Sweeney Gates & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements if not resolved to the satisfaction of Sweeney Gates & Co. would have caused them to make reference thereto in their report on the financial statements for such periods.

         (v) The Registrant has requested that Sweeney Gates & Co. furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of that letter, dated August 7, 2000, is filed as Exhibit 16 to this Form 8-K/A.

(b)      New independent accountants

         (i) The Registrant appointed the accounting firm of Michaelson & Co., P.A. as its new independent accountants for fiscal 2000 to replace Sweeney Gates and Co. effective with such appointment. The Registrant has not consulted with Michaelson & Co., P.A. on (1) the application of accounting principles to a specific opinion that might have been rendered on the Registrant's financial statements or (2) the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-B Item 304 (a) (1) (iv).

PART III

ITEM 9. DIRECTORS, SIGNIFICANT EMPLOYEES AND EXECUTIVE OFFICERS OF SILK BOTANICALS.COM

Directors, significant employees and principal executive officers of the Company. Said persons are listed on the following table:

Name                       Position                                    Age
--------------------------------------------------------------------------
Joseph R. Bergmann         President, Secretary & Director             52
Regina M. Bergmann         Director of Personnel                       51
Joyce Bernard              Merchandise Manager                         57
Jerry Frenz                Controller                                  52
Gail Scheel                Director of Advertising & Marketing         57

Biographical Information on Directors and Executive Officers:

Joseph R. Bergmann, President, Chief Executive Officer and Director. Mr. Bergmann oversees the entire operation of the Company. He is responsible for merchandising of products, as well as the formation and implementation of the Company's marketing plans. Prior to his tenure with the Company, he was President of Jewelmasters, Inc., a public multimillion dollar fine jewelry company. He also served as Senior Vice President of Federated Department Stores. Mr. Bergmann currently serves as President of JRB Enterprises, Inc. He is a graduate of Queens College in New York.

Biographical Information on Significant Employees:

Regina M. Bergmann, Director of Personnel. Ms. Bergmann serves as the Company's Director of Personnel and participates in the daily operations of the business.

Joyce Bernard, Merchandise Manager. Ms. Bernard has direct responsibility for purchasing, manufacturing, inventory control and shipping and receiving. She has over 15 years experience in the floral industry. Prior to joining the Company, Ms. Bernard held various merchandising positions with Ben Franklin Stores, Inc.

Jerry Frenz, Controller. Mr. Frenz is responsible for the financial reporting as well as budgeting cash management and special product analysis. Mr. Frenz has over 25 years of experience in key financial management positions including Controller, and Director of Accounting. Mr. Frenz began his career in public accounting as a CPA with Arthur Andersen & Co. He held various financial management positions at two multi-billion dollar companies, Case and FPL Group, Inc. and received his Accounting degree at the University of Wisconsin - Whitewater.

Gail Scheel, Director of Advertising and Marketing. Ms. Scheel is responsible for the Company's advertising programs including media analysis and selection, advertising scheduling and advertising promotion. Ms. Scheel majored in Marketing at DePaul University.

Family Relationships. Joseph R. Bergmann, President, Chief Executive Officer and Director and Regina M. Bergmann, Director of Personnel, are husband and wife.

ITEM 10. EXECUTIVE COMPENSATION

The table below summarizes the annual compensation for services in all capacities to the company for the (i) person(s) serving as our Chief Executive Officer; and (ii) our four most highly compensated executive officers other than the CEO for the last fiscal year:

NAME                          TITLE             SALARY           BONUS    AWARDS
                                                /FISCAL YR.

Joseph R. Bergmann            President         $35,000.000      N/A      N/A

(ii) Not applicable

Joseph R. Bergmann is also an officer and director of JRB Enterprises, Inc. Together we and JRB Enterprises, Inc. have engaged in numerous transactions including, but not limited to, the Manufacturing Agreement, the Sub-Lease Agreement, and a Licensing Agreement. Mr. Bergmann's role in these transactions was to negotiate and procure the Agreements and he received no compensation save for his income received in the ordinary course of business.

For the Officers and Directors of JRB Enterprises, Inc. the following outlines compensation received for the last three fiscal years:

NAME                       TITLE           YEARS         COMPENSATION PER YEAR

Joseph R. Bergmann         Director        1996-2000                 0
Joseph R. Bergmann         President       1996-2000          $150,000

Regina M. Bergmann         Director        1996-2000                 0
Regina M. Bergmann         Secretary       1996-2000          $ 25,000


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the beneficial ownership of the Company's common stock as of August 2, 1999, by (i) each person or entity known by the Company to be beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive offices of the Company as a group.

                                              Amount and Nature of    Percent of
Title of Class        Name & Address            Beneficial Owner         Class

Common              Joseph R. Bergmann         4,146,989 Shares*         66.4%
Par Value $.001     975 S. Congress Ave        President & Director
                    Delray Beach, FL

Common              Directors & Officers       4,146,989 Shares*         66.4%
Par Value $.001     As a Group

*Of this number, 1,042,688 shares are issued to Joseph R. Bergmann IRA.

Changes in Control. Management of the Company is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Preferred Class A     JRB Enterprises, Inc.          1,900 shares
Par Value $.001       975 S. Congress Ave.
                      Delray Beach, FL

Preferred             Directors & Officers           -0- shares       0.0%
Par Value $.001       As a group

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 9, 1999, Diversified Restaurant Holdings, Inc. acquired JRB Marketing of South Florida, Inc. from Joseph R. Bergmann in a stock for stock exchange.

The Company will purchase its silk botanical products from JRB Enterprises, Inc., which is owned by the Company's President and majority stockholder. On April 1, 1999, the Company entered into a Manufacturing and Distribution Agreement with JRB Enterprises, Inc. for a term of six years with the right to extend the term for six additional terms. JRB Enterprises, Inc. will invoice the Company for products and distribution of the products at rates to be negotiated periodically between the Company and JRB Enterprises, Inc.

Additionally, the Company shares office facilities, certain office equipment and certain employees with JRB Enterprises, Inc. At May 31, 1999, the Company had issued 1,900 shares of preferred stock to JRB Enterprises, Inc. for the license rights to the trademarks Living Silk and certain manufacturing processes. The Company owed JRB Enterprises, Inc. $138,338 at May 31, 1999, for the purchase of inventory, a computer and software, and monies JRB Enterprises, Inc. had advanced the Company in acquiring the trademark and manufacturing process rights to the Forever Fresh(R) line of floral arrangements.

JRB Enterprises, Inc., one of the Company's primary suppliers of artificial plants and foliage, is owned by Joseph R. Bergmann, President and Majority Shareholder of the Company.

On April 10, 1999, the Company entered into an exclusive license agreement to market and distribute artificial greenery and floral arrangements with the Living Silk and Silk Botanicals trademarks owned by JRB Enterprises, Inc. Additionally, the license agreement granted the Company the exclusive right to use the manufacturing process of the Living Silk(TM) and Silk Botanicals(TM) products. As consideration for the license agreement the Company issued preferred stock to JRB Enterprises, Inc. valued at $190,000. The Company further agreed to pay JRB Enterprises, Inc. royalty payments of 5% of the net amount invoiced by the Company, or any affiliate, for Living Silk(TM) or Silk Botanicals(TM) products invoiced to any third party during the initial six year term. For additional periods of up to six, six year terms, the Company agreed to pay one quarter of one percent (.25%) of its net sales per annum for all Living Silk(TM) and Silk Botanicals(TM) products sold to any third party.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A)      FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

                                TABLE OF CONTENTS

                                                                         Page

Independent Auditor's Report                                               1

Financial Statements:

     Balance Sheets                                                        2

     Statements of Operations                                              3

     Statements of Changes in Stockholders' Equity (Deficit)               4

     Statements of Cash Flows                                              5

Notes to Financial Statements                                              6-12

Independent Auditor's Report

To the Board of Directors and Stockholders
  of Silk Botanicals.Com, Inc.
Delray Beach, Florida

We have audited the balance sheet of Silk Botanicals.Com, Inc. (a Florida corporation) as of May 31, 2000 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Silk Botanicals.Com, Inc. as of May 31, 1999 were audited by other auditors whose report dated August 11, 1999 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of Silk Botanicals.Com, Inc. as of May 31, 2000 and the results of its operations and its cash flows for the fiscal year then ended, in conformity with generally accepted accounting principles.

August 25, 2000

                            SILK BOTANICALS.COM, INC.
                                 BALANCE SHEETS
                              MAY 31, 2000 AND 1999

ASSETS
                                                                            2000          1999
                                                                         ---------     ---------
CURRENT ASSETS:
  Cash                                                                   $  13,445     $      --
  Accounts receivable (net of allowance for
      doubtful accounts of $4,000)                                         121,582            --
    Inventory                                                               62,338        57,353
    Prepaid expenses                                                         3,275            --
                                                                         ---------     ---------
            Total Current Assets                                           200,640        57,353
                                                                         ---------     ---------

PROPERTY & EQUIPMENT, net of
   accumulated depreciation                                                  2,867         1,500

OTHER ASSETS:
   License rights (net of valuation allowance &
      accumulated amortization)                                             35,420        42,500
  Deferred tax asset                                                         1,165            --
                                                                         ---------     ---------
            Total Other Assets                                              36,585        42,500
                                                                         ---------     ---------
TOTAL ASSETS                                                             $ 240,092     $ 101,353
                                                                         =========     =========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                  $   7,194     $  21,414
  Income taxes payable                                                       3,927            --
  Accounts payable due to related party                                     30,972       101,353
  Other current liabilities                                                 13,242            --
                                                                         ---------     ---------
            Total Current Liabilities                                       55,335       122,767
                                                                         ---------     ---------
TOTAL LIABILITIES                                                           55,335       122,767

STOCKHOLDERS' EQUITY (DEFICIT):
  Series A preferred stock, $.001 par value, 1,900 shares authorized,
      issued and outstanding                                                     2             2
  Preferred stock, $.001 par value, 4,998,100 shares authorized, none
      issued and outstanding                                                    --            --
  Common stock, $.001 par value, 25,000,000 shares authorized,
      6,250,000 shares issued and outstanding                                6,250         6,250
  Additional paid-in capital                                               851,460       671,460
  Deficit accumulated during the development stage                        (699,126)     (699,126)
  Retained earnings                                                         26,171            --
                                                                         ---------     ---------
            Total Stockholders' Equity (Deficit)                           184,757       (21,414)
                                                                         ---------     ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                       $ 240,092     $ 101,353
                                                                         =========     =========

             See Independent Auditor's Report and Accompanying Notes

                            SILK BOTANICALS.COM, INC.
                            STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999

                                                               2000            1999
                                                           -----------     -----------
SALES                                                      $   690,621     $        --

COST OF SALES                                                  499,399              --
                                                           -----------     -----------
GROSS PROFIT                                                   191,222              --
                                                           -----------     -----------
MARKETING EXPENSES                                              63,331              --

OPERATING EXPENSES:
  Securities issuance costs                                         --         671,460
  General and administrative                                    88,129          23,230
                                                           -----------     -----------
                                                                88,129         694,690
                                                           -----------     -----------
OTHER EXPENSES, net                                              2,279              --
                                                           -----------     -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                        37,483        (694,690)

Provision for Income Taxes                                       2,762              --
                                                           -----------     -----------
NET INCOME (LOSS)                                               34,721        (694,690)

ACCUMULATED DEFICIT, BEGINNING OF PERIOD                      (699,126)         (4,436)

Preferred Stock Dividend                                        (8,550)             --
                                                           -----------     -----------
ACCUMULATED DEFICT, END OF PERIOD                          $  (672,955)    $  (699,126)
                                                           ===========     ===========
Earnings (loss) per share (after preferred dividends):
  Basic and diluted                                        $      0.01     $     (0.14)
                                                           ===========     ===========

  Weighted average shares outstanding - basic & diluted      6,250,000       4,865,095
                                                           ===========     ===========

             See Independent Auditor's Report and Accompanying Notes

                            SILK BOTANICALS.COM, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999

                                                                                                  DEFICIT
                                                                                                ACCUMULATED
                                             PREFERRED STOCK       COMMON STOCK      ADDITIONAL DURING THE
                                           -------------------  --------------------   PAID-IN  DEVELOPMENT  RETAINED
                                            SHARES    AMOUNT     SHARES     AMOUNT     CAPITAL     STAGE     EARNINGS     TOTAL
                                           --------  ---------  ---------  ---------  ---------  ---------   --------   ---------
BALANCE, MAY 31, 1998                            --  $      --  4,435,813  $   4,436  $      --  $  (4,436)  $     --   $      --

   Issuance of preferred stock                1,900          2         --         --         --         --         --           2
   Issuance of stock to additional
      founding stockholders                      --         --    335,187        335         --         --         --         335
   Issuance of stock in a 504 offering           --         --  1,452,750      1,453    671,460         --         --     672,913
   Issuance of stock for services rendered       --         --     26,250         26         --         --         --          26
   Net (loss)                                    --         --         --         --         --   (694,690)        --    (694,690)
                                           --------  ---------  ---------  ---------  ---------  ---------   --------   ---------
BALANCE, MAY 31, 1999                         1,900  $       2  6,250,000  $   6,250  $ 671,460  $(699,126)  $     --   $ (21,414)
                                           --------  ---------  ---------  ---------  ---------  ---------   --------   ---------
   Issuance of warrants                                                                 180,000                           180,000
   Preferred stock dividend                      --         --         --         --         --         --     (8,550)     (8,550)
   Net income                                    --         --         --         --         --         --     34,721      34,721
                                           --------  ---------  ---------  ---------  ---------  ---------   --------   ---------
BALANCE, MAY 31, 2000                         1,900  $       2  6,250,000  $   6,250  $ 851,460  $(699,126)  $ 26,171   $ 184,757
                                           ========  =========  =========  =========  =========  =========   ========   =========

            See Independent Auditor's Report and Accompanying Notes

                            SILK BOTANICALS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999

                                                                 2000          1999
                                                              ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                           $  34,721     $(694,690)
   Adjustments to Reconcile Net Loss to
     Net Cash Used in Operating Activities:
       Depreciation and amortization                              7,694            --
       Common stock issued in noncash transactions                   --       673,276
       Changes in assets and liabilities:
            (Increase) in accounts receivable                  (121,582)           --
            (Increase) in inventory                              (4,985)      (57,353)
            (Increase) in prepaid expenses                       (3,275)           --
            (Increase) in license rights                             --       (42,500)
            (Increase) in deferred tax asset                     (1,165)           --
            Increase (decrease) in accounts payable             (14,220)       21,414
            Increase in income taxes payable                      3,927            --
            Increase (decrease) in due to related parties       (70,381)      101,353
            Increase in other current liabilities                13,242            --
                                                              ---------     ---------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (156,024)        1,500

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                             (1,981)       (1,500)
                                                              ---------     ---------
       NET CASH USED IN INVESTING ACTIVITIES                     (1,981)       (1,500)
                                                              ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of warrants                                          180,000            --
  Preferred stock dividend                                       (8,550)           --
                                                              ---------     ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                171,450            --
                                                              ---------     ---------
NET INCREASE IN CASH                                             13,445            --

CASH AT BEGINNING OF PERIOD                                          --            --
                                                              ---------     ---------
CASH AT END OF PERIOD                                         $  13,445     $      --
                                                              =========     =========
SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest                                    $   2,038     $      --
    Cash paid for income taxes                                       --            --

            See Independent Auditor's Report and Accompanying Notes

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2000 and 1999
                       (See Independent Auditor's Report)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization:

         Silk Botanicals.Com, Inc. (the "Company"), formally known as Diversified Restaurant Holdings, Inc., was organized November 20, 1998 in the State of Florida. The Company was a development stage company until June 1999, when it commenced operations. The Company develops, markets and distributes high-quality artificial flowers, artificial greenery and floral arrangements under the trademark names Forever Fresh(R), Living Silk(TM) and Silk Botanicals(TM) in the wholesale market. All of the Company's product is purchased from a company related by common ownership. Major customers include wholesale store chains and supermarkets. Costco and BJ's Wholesale accounted for 21% and 15%, respectively, of revenues for the year ended May 31, 2000.

         On April 9, 1999, the Company acquired all the outstanding common stock of JRB Marketing of South Florida, Inc. ("JRB"), a Florida corporation formed October 2, 1996. For accounting purposes, the transaction was treated as a reverse acquisition of the Company by JRB and as a recapitalization of JRB. The recapitalization resulted in the issuance of 4,435,813 shares of the Company and the recording of $4,436 in expenses. The historical financial statements prior to November 20, 1998 are those of JRB. No pro forma information is presented, as the acquisition was not a business combination. At the time of this transaction, JRB had no assets, liabilities or operations. As such, the financial statements of the Company reflect the accounting for JRB as if JRB had been the reporting entity from inception.

         Prior to acquiring JRB, the Company owned 99% of the stock of Southern Dragon, Inc. ("Southern"), a development stage company in the restaurant industry. On March 31, 1999, the Company sold the stock of Southern back to Southern and began concentrating on the development, marketing and distribution of artificial flowers, greenery and floral arrangements.

         On August 2, 1999, the Company officially changed its name to Silk Botanicals.Com, Inc. from Diversified Restaurant Holdings, Inc.

         On August 20, 1999, the Company's Board of Directors approved a 1 for 4 reverse split of its common stock, retroactively effective as of May 31, 1999. All common shares and the per share amounts in the accompanying audited financial statements have been restated for the effects of the reverse split.

         Revenue Recognition:

         Revenue is recognized, net of discounts and estimated returns, upon shipment of product.

         Inventory:

         Inventory consists primarily of finished floral and greenery arrangements and is valued at the lower of cost (first-in, first-out method) or market.

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2000 and 1999
                       (See Independent Auditor's Report)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Furniture and Equipment:

         Furniture and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

         License Rights:

         The license rights acquired by the Company have been recorded at cost less a valuation allowance. The rights and valuation allowance are amortized on the straight-line basis over the term of the license right agreements, which is six years.

         Fair Value of Financial Instruments:

         The carrying amount of trade receivables and payables approximate fair value

         Income Taxes:

         The Company accounts for income taxes on an asset and liability approach to financial accounting. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

         Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Start-Up Costs:

         In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that start-up costs, including organizational costs, be expensed as incurred. The Company has accepted early adoption of SOP 98-5 and expensed all start-up costs.

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2000 and 1999
                       (See Independent Auditor's Report)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Earnings per Share:

         The Company has utilized Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128"). FAS 128 requires presentation of earnings or loss per share on basic and diluted earnings per share. Basic earnings or loss per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potentially diluted common shares during the period. The warrants were anti-dilutive at May 31, 2000 as the exercise price was in excess of the market price. The computation of fully diluted earnings per share is not presented as it would be anti-dilutive.

         Impairment of Long-Lived Assets

         The Company evaluates the recoverability of its property and equipment, and other assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments were required to be recognized during the years ended May 31, 2000 and 1999.

         Segment Reporting:

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it did not have any separately reportable operating segments as of May 31, 2000 and 1999.

         Advertising:

         Advertising costs ($9,947 for the year ended May 31, 2000) are charged to expense as incurred.

         Cash and Cash Equivalents:

         The Company considers all short-term highly liquid investments with maturities of three months or less at the date of their acquisition and all cash on hand and in checking and savings accounts to be cash and cash equivalents.

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2000 and 1999
                       (See Independent Auditor's Report)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Contingencies:

         Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgement. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

2.       PROPERTY AND EQUIPMENT

         Property and Equipment consists of the following as of May 31, 2000 and 1999:

                                                     2000        1999
                                                   -------     -------
                Computer equipment                 $ 3,481     $ 1,500
                Less:  Accumulated depreciation       (614)         --
                                                   -------     -------
                                                   $ 2,867     $ 1,500
                                                   =======     =======

         Depreciation expense was $614 and $0 for the years ended May 31, 2000 and 1999, respectively.

3.       RELATED PARTY TRANSACTIONS

         The Company purchases its silk botanical products from an established manufacturer owned by the Company's president and majority stockholder (herein after, the "Manufacturer"); however, the Company may purchase its products from other suppliers. On April 1, 1999, the Company entered into a non-exclusive manufacturing and distribution agreement with the Manufacturer for a term of six years with the right to extend the agreement for six additional six-year terms. The Manufacturer will invoice the Company for products and distribution of products at rates to be negotiated periodically between the Company and the Manufacturer.

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2000 and 1999
                       (See Independent Auditor's Report)

3.       RELATED PARTY TRANSACTIONS (continued)

         Additionally, the Company subleases office facilities and certain office equipment from the Manufacturer. The Company issued 1,900 shares of preferred stock to the Manufacturer for the license rights to the trademarks Living Silk(R) and Silk Botanicals(TM), and for certain manufacturing processes. The Company owed the Manufacturer $30,972 and $101,353 at May 31, 2000 and 1999, respectively, which is recorded as an accounts payable, for the purchase of inventory, a computer and software, operational expenses, license fees and advances to acquire the trademark and manufacturing process rights to the Forever Fresh(R) line of floral arrangements. During the years ended May 31, 2000 and 1999, the Company paid $483,435 and $57,353, respectively to the Manufacturer.

         No formal arrangement on terms and conditions relating to advances, should they be required, had been entered into by the Company with the Manufacturer.

4.       LICENSE RIGHTS

         On December 21, 1998, the Company purchased an exclusive license for the right to assemble and distribute the "water-look" floral arrangements and the trademark and copyright materials of Forever Fresh(R) from a third party manufacturer and distributor in South Florida. The term of the license agreement is for six years with the right to extend for additional terms of six years each, unless terminated by either party at the end of any six-year term. As part of the agreement, the Company paid $42,500 for the license rights. The Manufacturer advanced the funds for the payment. Additionally, the Company agreed to make royalty payments to the licensor of 5% of the net amount invoiced by the Company or any affiliate, for Forever Fresh(R) products during the initial six year term. For additional periods of up to six, six-year terms, the Company agreed to pay to the licensor one quarter of one percent (.25%) of its net sales per annum of all Forever Fresh(R) products sold to any third party. At May 31, 2000 license rights of $42,500 are presented net of $7,080 of accumulated amortization.

         During April 1999, the Company entered into an exclusive license agreement to market and distribute artificial greenery and floral arrangements with the Living Silk and Silk Botanicals trademarks owned by the Manufacturer. Additionally, the license agreement granted the Company the exclusive right to use the manufacturing process of the Living Silk(TM) and Silk Botanicals(TM) products. As consideration for the license agreement, the Company issued preferred stock to the Manufacturer valued at $190,000. Since the transaction was a nonmonetary transaction between related parties, a valuation allowance of $190,000 has been provided against the license rights and as an offset to stockholder equity. The Company further agreed to pay the Manufacturer, royalty payments of 5% of the net amount invoiced by the Company or any affiliates for Living Silk(TM) or Silk Botanicals(TM) products invoiced to any third party during the initial six-year term. For additional periods of up to six, six-year terms, the Company agreed to pay one quarter of one percent (.25%) of its net sales per annum for all Living Silk(TM) and Silk Botanicals(TM) products sold to any third party.

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2000 and 1999
                       (See Independent Auditor's Report)

5.       EQUITY

         Preferred Stock - The Company is authorized to issue 5,000,000 shares of preferred stock, of which a total of 1,900 shares were designated as Series A preferred stock. This series is entitled to receive dividends at the rate of $6.00 per share per annum, payable quarterly. Such dividends are cumulative and hold a preference over any other distribution. This series has no voting rights or conversion features. The rights, preferences and limitations of any additional series of preferred stock will be determined by the Board of Directors. Dividends in arrears at May 31, 2000 are $2,850.

         Common Stock - On November 20, 1998, the Company issued 335,187 shares of common stock to additional founders of the Company and recorded an expense of $335 for the issuance. These shares were issued at par value since no operations existed in the Company. Between November 30, 1998 and March 31, 1999, the Company issued 26,250 shares of common stock as compensation for services rendered and recorded an expense of $26. From January 2, 1999 until March 31, 1999, the Company issued 99,000 shares of common stock for cash of $49,500, which was utilized by Southern prior to the recapitalization. The Company issued, from April 1, 1999 through April 6, 1999,1,353,750 shares of common stock and recorded an expense of $671,460, which approximates market value. All of the stock issued has been restated to reflect the reverse stock split of 1 for 4.

         Warrants - In March of 2000 the Company issued warrants for 360,000 shares of common stock. The warrants were issued for $0.50 each for a total of $180,000. The warrants have an exercise price of $2.50 per share and are exercisable as follows; 240,000 from April 30, 2000 to April 30, 2002 and 120,000 from May 7, 2000 to May 7, 2002. The warrants carry a provision to issue options for up to 360,000 shares exercisable over the same time frame as the corresponding warrant at a price of $3.00 per share, if and when the warrants are exercised.

6.       INCOME TAXES

         For the year ending May 31,1999 the Company had no provision for income taxes. Timing differences primarily relate to noncash stock transactions and a valuation allowance. At May 31, 1999 the Company had approximately $28,000 of unused net operating loss carryforwards that may be applied against future taxable income that expires through 2019. The Company recorded a deferred tax asset of approximately $7,000, and offset the deferred tax asset with a valuation allowance of $7,000, since realization of the deferred tax asset was uncertain at that time. Utilization of operating loss carryforwards may be severely limited by the change of business and control.

         The provision for income taxes for the year ended May 31, 2000 of $3,927 is made up of federal income tax expense of $9,800 and state income tax expense of $2,282 less the utilization of $8,155 in net operating loss carryforwards (federal $6,615 and state $1,540). The deferred tax asset consists of timing differences related to the allowance for doubtful accounts.

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MAY 31, 2000 and 1999
                       (See Independent Auditor's Report)

7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consisted of $2,656 in trade accounts payable and $4,538 in accrued expenses at May 31, 2000 and $21,414 in trade accounts payable at May 31, 1999.

8.       OTHER CURRENT LIABILITIES

         Other current liabilities consists of credit card debt at 15.4% as of May 31, 2000.

9.       COMMITMENTS - RELATED PARTY

         The Company has a lease, which expires April 30, 2001, with the Manufacturer for 500 square feet of furnished office space, including office equipment, and approximately 1,500 square feet of warehouse and shipping space at a cost of $10 per square foot. For the fiscal years ended May 31, 2000 and 1999, rental expenses incurred were $20,400 and $0, respectively. Minimum future rental payments under the non-cancelable operating lease as of May 31, 2000 are as follows:

                       2001                       $18,333


10.      CONTINGENCIES

         The Company is involved in various claims which have arisen as a result of the funding of the warrants. The Company, after conferring with its legal counsel, is unable to predict the outcome of these matters but does not believe, based upon currently available facts, that the ultimate resolution of such matters will have a material adverse effect on the financial statements of the Company.

         (B)      REPORTS ON FORM 8-K

No Form 8-K in the year May 31, 1999 to May 31, 2000. However, in August of 2000 a From 8-K was filed to change the company's accountants. See Section 1 Item 8; CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Silk Botanicals.com, Inc. has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date: August 29, 2000                        Silk Botanicals.com

                                             /s/  Joseph R. Bergmann
                                             -----------------------------------
                                             by:  Joseph R. Bergmann, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Silk Botanicals.com, Inc. this report has been signed below by the following persons on behalf of Silk Botanicals.com and in the capacities and on the dates indicated.

Signature                        Capacity                       Date


/s/  Joseph R. Bergmann    Principal Executive Officer          August 29, 2000
-----------------------
Joseph R. Bergmann

                                 EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION
-----------     -----------
    27          Financial Data Schedule