Form 10QSB
period 2000-08-31
SILK BOTANICALS COM INC
filed 2000-10-10
CIK 1093509

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                              --------------------

                                  FORM 10-Q SB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     --------------------------------------

    For Quarter Ended August 31, 2000     Commission file number 0-21 725

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

                               Yes: __Y__ No: ___


                           REGISTRANT IS A CORPORATION

                                TABLE OF CONTENTS

                                   -----------


                                                                     Page
                                                                     ----
ITEM 1. FINANCIAL STATEMENTS

Accountants' Review Report                                             1

Financial Statements:

     Balance Sheet                                                     2

     Statements of Operations                                          3

     Statements of Changes in Stockholders' Equity                     4

     Statements of Cash Flows                                          5

Notes to Financial Statements                                          6-12



ITEM 2.  MANAGEMENT'S DISCUSSION

         Results of Operations and Management's Discussion and
         Analysis of Financial Condition                               13

         Signatures                                                    14

Accountants' Review Report
--------------------------


To the Board of Directors and Stockholders
 of Silk Botanicals.com, Inc.
Delray Beach, Florida

We have reviewed the accompanying balance sheet of Silk Botanicals.com, Inc. (a Florida corporation) as of August 31, 2000 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the quarter then ended and the quarter ended August 31, 1999. All information included in these financial statements is the responsibility of the Company's management.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



October 6, 2000

                            SILK BOTANICALS.COM, INC.
                                  BALANCE SHEET
                                 August 31, 2000

ASSETS

CURRENT ASSETS:
  Cash                                                                $  23,320
  Accounts receivable (net of allowance for                              98,542
      doubtful accounts of $4,000)
   Inventory                                                             85,835
   Prepaid expenses                                                       3,275
                                                                      ---------
            Total Current Assets                                        210,972
                                                                      ---------
PROPERTY & EQUIPMENT, net of
   accumulated depreciation                                               2,576

OTHER ASSETS:
  License rights (net of valuation allowance &                           33,650
      accumulated amortization)
  Deferred tax asset                                                      1,165
                                                                      ---------
            Total Other Assets                                           34,815
                                                                      ---------
TOTAL ASSETS                                                          $ 248,363
                                                                      =========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                               $  19,320
  Income taxes payable                                                    3,927
  Accounts payable due to related party                                  26,980
  Other current liabilities                                              20,149
                                                                      ---------
          Total Current Liabilities                                      70,376
                                                                      ---------
TOTAL LIABILITIES                                                        70,376

STOCKHOLDERS' EQUITY:
  Series A preferred stock, $.001 par value, 1,900 shares authorized,
      issued and outstanding                                                  2
  Preferred stock, $.001 par value, 4,998,100 shares authorized, none
      issued and outstanding                                                 --
  Common stock, $.001 par value, 25,000,000 shares authorized,
      6,250,000 shares issued and outstanding                             6,250
  Additional paid-in capital                                            851,460
  Deficit accumulated during the development stage                     (699,126)
  Retained earnings                                                      19,401
                                                                      ---------
          Total Stockholders' Equity                                    177,987
                                                                      ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $ 248,363
                                                                      =========

              See Accountants' Review Report and Accompanying Notes

                            SILK BOTANICALS.COM, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED AUGUST 31, 2000 AND 1999

                                                               FOR THE QUARTERS ENDED
                                                              AUG. 31,         AUG. 31,
                                                                2000             1999
                                                            -----------      -----------
SALES                                                       $   165,682      $   112,462

COST OF SALES                                                   122,022           80,232
                                                            -----------      -----------
GROSS PROFIT                                                     43,660           32,230
                                                            -----------      -----------
MARKETING EXPENSES                                                9,410            7,312

GENERAL AND ADMINISTRATIVE EXPENSES                              37,535           34,485

OTHER EXPENSES, net                                                 635               --
                                                            -----------      -----------
(LOSS) BEFORE PROVISION FOR INCOME TAXES                         (3,920)          (9,567)

Provision for Income Taxes                                           --               --
                                                            -----------      -----------
NET (LOSS)                                                  $    (3,920)     $    (9,567)
                                                            ===========      ===========
(Loss) per share (after preferred dividends):
  Basic and diluted                                         $     (0.00)     $     (0.00)
                                                            ===========      ===========
  Weighted average shares outstanding - basic & diluted       6,250,000        6,250,000
                                                            ===========      ===========

               See Accountants' Review Report and Accompanying Notes

                            SILK BOTANICALS.COM, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999
                    AND FOR THE QUARTER ENDED AUGUST 31, 2000

                                                                                                 DEFICIT
                                                                                               ACCUMULATED
                                             PREFERRED STOCK      COMMON STOCK     ADDITIONAL  DURING THE
                                             ---------------   -----------------    PAID-IN    DEVELOPMENT    RETAINED
                                             SHARES   AMOUNT    SHARES    AMOUNT    CAPITAL       STAGE       EARNINGS     TOTAL
                                             -----  --------  ---------  ------   --------     ---------     --------   ---------
BALANCE, MAY 31, 1998                           --  $     --  4,435,813  $4,436   $     --     $  (4,436)    $     --   $      --

   Issuance of preferred stock               1,900         2         --      --         --            --           --           2
   Issuance of stock to additional              --        --    335,187     335         --            --           --         335
      founding stockholders
   Issuance of stock in a 504 offering          --        --  1,452,750   1,453    671,460            --           --     672,913
   Issuance of stock for services rendered      --        --     26,250      26         --            --           --          26
   Net (loss)                                   --        --         --      --         --      (694,690)          --    (694,690)
                                             -----  --------  ---------  ------   --------     ---------     --------   ---------
BALANCE, MAY 31, 1999                        1,900         2  6,250,000   6,250    671,460      (699,126)          --     (21,414)
                                             -----  --------  ---------  ------   --------     ---------     --------   ---------
   Issuance of warrants                                                            180,000                                180,000
   Preferred stock dividend                     --        --         --      --         --            --       (8,550)     (8,550)
   Net income                                   --        --         --      --         --            --       34,721      34,721
                                             -----  --------  ---------  ------   --------     ---------     --------   ---------
BALANCE, MAY 31, 2000                        1,900         2  6,250,000   6,250    851,460      (699,126)      26,171     184,757
                                             -----  --------  ---------  ------   --------     ---------     --------   ---------
   Preferred stock dividend                     --        --         --      --         --            --       (2,850)     (2,850)
   Net (loss)                                   --        --         --      --         --            --       (3,920)     (3,920)
                                             -----  --------  ---------  ------   --------     ---------     --------   ---------
BALANCE, AUGUST 31, 2000                     1,900  $      2  6,250,000  $6,250   $851,460     $(699,126)    $ 19,401   $ 177,987
                                             =====  ========  =========  ======   ========     =========     ========   =========

             See Accountants' Review Report and Accompanying Notes

                            SILK BOTANICALS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED AUGUST 31, 2000 AND 1999

                                                         FOR THE QUARTERS ENDED
                                                          AUG. 31,    AUG. 31,
                                                            2000        1999
                                                         ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                              $ (3,920)  $ (9,567)
   Adjustments to Reconcile Net Loss to
     Net Cash Used in Operating Activities:
       Depreciation and amortization                         2,061      9,820
       Changes in assets and liabilities:
         (Increase) decrease in accounts receivable         23,040    (55,508)
         (Increase) decrease in inventory                  (23,497)    18,457
         Increase in accounts payable                       12,126      3,600
         Increase (decrease) in due to related parties      (3,992)    33,198
         Increase in other current liabilities               6,907         --
                                                          --------   --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES            12,725         --

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividend                                  (2,850)        --
                                                          --------   --------
       NET CASH USED IN FINANCING ACTIVITIES                (2,850)        --
                                                          --------   --------
NET INCREASE IN CASH                                         9,875         --

CASH AT BEGINNING OF PERIOD                                 13,445         --
                                                          --------   --------
CASH AT END OF PERIOD                                     $ 23,320   $     --
                                                          ========   ========
SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest                                $    635   $     --
    Cash paid for income taxes                                  --         --

              See Accountants' Review Report and Accompanying Notes

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED AUGUST 31, 2000 and 1999
                        (See Accountants' Review Report)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization:
         -------------

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

         Revenue Recognition:
         --------------------

         Revenue is recognized, net of discounts and estimated returns, upon shipment of product.

         Inventory:
         ----------

         Inventory consists primarily of finished floral and greenery arrangements and is valued at the lower of cost (first-in, first-out method) or market.

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED AUGUST 31, 2000 and 1999
                        (See Accountants' Review Report)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Furniture and Equipment:
         ------------------------

         Furniture and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

         License Rights:
         ---------------

         The license rights acquired by the Company have been recorded at cost less a valuation allowance. The rights and valuation allowance are amortized on the straight-line basis over the term of the license right agreements, which is six years.

         Fair Value of Financial Instruments:
         ------------------------------------

         The carrying amount of trade receivables and payables approximate fair value.

         Income Taxes:
         -------------

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

         Use of Estimates:
         -----------------

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

         Start-Up Costs:
         ---------------

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

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED AUGUST 31, 2000 and 1999
                        (See Accountants' Review Report)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Earnings per Share:
         -------------------

         The Company has utilized Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128"). FAS 128 requires presentation of earnings or loss per share on basic and diluted earnings per share. Basic earnings or loss per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potentially diluted common shares during the period. The warrants were anti-dilutive at August 31, 2000 as the exercise price was in excess of the market price. The computation of fully diluted earnings per share is not presented as it would be anti-dilutive.

         Impairment of Long-Lived Assets
         -------------------------------

         The Company evaluates the recoverability of its property and equipment, and other assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments were required to be recognized during the quarters ended August 31, 2000 and 1999.

         Segment Reporting:
         ------------------

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it did not have any separately reportable operating segments as of August 31, 2000 and 1999.

         Advertising:
         ------------

         Advertising costs ($2,680 for the quarter ended August 31, 2000) are charged to expense as incurred.

         Cash and Cash Equivalents:
         --------------------------

         The Company considers all short-term highly liquid investments with maturities of three months or less at the date of their acquisition and all cash on hand and in checking and savings accounts to be cash and cash equivalents.

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED AUGUST 31, 2000 and 1999
                        (See Accountants' Review Report)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Contingencies:
         --------------

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

         Basis of Presentation:
         ----------------------

         The accompanying interim financial statements contain all adjustments necessary in management's opinion for a fair presentation of financial position and results of operations. Those adjustments included only normal recurring accruals.

2.       CONCENTRATIONS

         Business Risk:
         --------------

         The Company's revenues and profitability is affected by many conditions, including changes in economic conditions, inflation, and political events. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from year to year.

         Major customers accounted for 39% of revenues for the quarter ended August 31, 2000.

3.       PROPERTY AND EQUIPMENT

         Property and Equipment consists of the following as of August 31, 2000:


                  Computer equipment                   $ 3,481
                  Less:  Accumulated depreciation         (905)
                                                       -------
                                                       $ 2,576
                                                       =======

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED AUGUST 31, 2000 and 1999
                        (See Accountants' Review Report)

3.       PROPERTY AND EQUIPMENT (continued)

         Depreciation expense was $291 and $126 for the quarters ended August 31, 2000 and 1999, respectively.

4.       RELATED PARTY TRANSACTIONS

         The Company purchases its silk botanical products from established manufacturers owned by the Company's president and majority stockholder (herein after, "Manufacturer"); however, the Company may purchase its products from other suppliers. On April 1, 1999, the Company entered into a non-exclusive manufacturing and distribution agreement with the Manufacturer for a term of six years with the right to extend the agreement for six additional six-year terms. The Manufacturer will invoice the Company for products and distribution of products at rates to be negotiated periodically between the Company and the Manufacturer.

         Additionally, the Company subleases office facilities and certain office equipment from the Manufacturer. The Company issued 1,900 shares of preferred stock to the Manufacturer for the license rights to the trademarks Living Silk(R) and Silk Botanicals(TM), and for certain manufacturing processes. The Company owed the Manufacturer $26,979 at August 31, 2000 which is recorded as an accounts payable, for the purchase of inventory, a computer and software, operational expenses, license fees and advances to acquire the trademark and manufacturing process rights to the Forever Fresh(R) line of floral arrangements. During the quarters ended August 31, 2000 and 1999, the Company paid $120,977 and $83,723, respectively, to the Manufacturer.

         No formal arrangement on terms and conditions relating to advances, should they be required, had been entered into by the Company with the Manufacturer.

5.       LICENSE RIGHTS

         On December 21, 1998, the Company purchased an exclusive license for the right to assemble and distribute the "water-look" floral arrangements and the trademark and copyright materials of Forever Fresh(R) from a third party manufacturer and distributor in South Florida. The term of the license agreement is for six years with the right to extend for additional terms of six years each, unless terminated by either party at the end of any six-year term. As part of the agreement, the Company paid $42,500 for the license rights. The Manufacturer advanced the funds for the payment. Additionally, the Company agreed to make royalty payments to the licensor of 5% of the net amount invoiced by the Company or any affiliate, for Forever Fresh(R) products during the initial six year term. For additional periods of up to six, six-year terms, the Company agreed to pay to the licensor one quarter of one percent (.25%) of its net sales per annum of all Forever Fresh(R) products sold to any third party. At August 31, 2000 license rights of $42,500 are presented net of $8,850 of accumulated amortization.

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED AUGUST 31, 2000 and 1999
                        (See Accountants' Review Report)

5.        LICENSE RIGHTS (continued)

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

6.        EQUITY

          Preferred Stock - The Company is authorized to issue 5,000,000 shares of preferred stock, of which a total of 1,900 shares were designated as Series A preferred stock. This series is entitled to receive dividends at the rate of $6.00 per share per annum, payable quarterly. Such dividends are cumulative and hold a preference over any other distribution. This series has no voting rights or conversion features. The rights, preferences and limitations of any additional series of preferred stock will be determined by the Board of Directors. Dividends in arrears at August 31, 2000 are $2,850.

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

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED AUGUST 31, 2000 and 1999
                        (See Accountants' Review Report)

7.        INCOME TAXES

          The provision for income taxes for the year ended May 31, 2000 of $3,927 is made up of federal income tax expense of $9,800 and state income tax expense of $2,282 less the utilization of $8,155 in net operating loss carryforwards (federal $6,615 and state $1,540), which equals the income tax payable at August 31, 2000. The deferred tax asset consists of timing differences related to the allowance for doubtful accounts.

8.        ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses consisted of $182 in trade accounts payable and $19,138 in accrued expenses at May 31, 2000.

9.        OTHER CURRENT LIABILITIES

          Other current liabilities consists of credit card debt at 15.4% as of August 31, 2000.

10.       COMMITMENTS - RELATED PARTY

          The Company has a lease, which expires April 30, 2001, with the Manufacturer for 500 square feet of furnished office space, including office equipment, and approximately 1,500 square feet of warehouse and shipping space at a cost of $10 per square foot. For the fiscal quarters ended August 31, 2000 and 1999, rental expenses incurred were $5,000 and $5,000, respectively. Minimum future rental payments under the non-cancelable operating lease as of August 31, 2000 are as follows:

                         2001                       $13,333

11.       CONTINGENCIES

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

Item 2. Results of Operations and Management's Discussion & Analysis of Financial Condition

1.) Sales Revenues for the first quarter ending August 31, 2000 increased to $165,682 which was a 47% increase over Sales Revenue for the first quarter ending August 1999 of $112,462. Cost of Goods Sold increased to 73.6%, compared to 70% last year, producing a Gross Profit of $43,660, compared to $32,230 last year, which was a 35.5% increase in Gross Profit. The Net Loss was reduced to $3,920 this year, compared to $9,567 last year, a 59.0% improvement over last year.

2.) Forward Looking Information

Certain statements in this section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect The Company's future, financial position and operating results. The words "expect", "anticipate", "intend", and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based upon current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including: changes in economic conditions in the various markets served by The Company's operations, increased competition, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof which may affect the accuracy of any forward-looking statement, except as may be required by law.

3.) Subsequent Events

The Company has increased the number of shares of Common Stock that The Company is authorized to issue from 25,000,000 to 300,000,000 shares of Common Stock having a par value of $.001 each. Additionally, The Company has increased the number of shares of Preferred Stock which The Company is authorized to issue from 5,000,000 to 50,000,000 shares of Preferred Stock, having a par value of $.001 each. The Preferred Stock may be issued in series from time to time with such designation, rights preferences and limitations as the Board of Directors of The Company may determine by resolution.

               A written consent, signed by the Director and the number of shareholders sufficient for approval, was delivered to the corporation on the 4th day of October, 2000 and, in accordance with the provisions of the Florida Business Corporation Act, was effective upon filing of Articles of Amendment to the Articles of Incorporation with the Secretary of State of Florida on October 6th, 2000.

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

         Date:  October 9, 2000

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

                  None

ITEM 5.           Other Information

                  None

ITEM 6.           Exhibits and Reports on Form 8-K

                 (a)    27 Financial Data Schedule
                 (b)    None

                                 EXHIBIT INDEX


EXHIBIT NO.        EXHIBIT DESCRIPTION
-----------        -------------------

    27             Financial Data Schedule