Form 10QSB
period 2000-11-30
SILK BOTANICALS COM INC
filed 2001-01-16
CIK 1093509

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                              --------------------

                                  FORM 10-Q SB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     --------------------------------------

  For Quarter Ended November 30, 2000          Commission file number 0-21 725

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


     Registrant's telephone number, including area code: (561) 265-3600





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes:____Y_____     No: __________


                           REGISTRANT IS A CORPORATION

                                TABLE OF CONTENTS

                                  ------------

Item 1.  Financial Statements

                                                                           Page
                                                                           ----

Accountants' Review Report                                                  1

Financial Statements:

     Balance Sheet                                                          2

     Statements of Operations                                               3

     Statements of Changes in Stockholders' Equity                          4

     Statements of Cash Flows                                               5

Notes to Financial Statements                                               6-12



Item 2.  Results of Operations and Management's Discussion and
         Analysis of Financial Condition                                   13-14

         Signatures                                                        15

Accountants' Review Report



To the Board of Directors and Stockholders
  of Silk Botanicals.com, Inc.
Delray Beach, Florida

We have reviewed the accompanying balance sheet of Silk Botanicals.com, Inc. (a Florida corporation) as of November 30, 2000 and the related statements of operations for the quarters and six-month periods ended November 30, 2000 and 1999. We have also reviewed the related statements of cash flows for the six-month periods ended November 30, 2000 and 1999, as well as the related statements of changes in stockholders' equity (deficit) for the years ended May 31, 2000 and 1999, and for the six-month period ended November 30, 2000. All information included in these financial statements is the responsibility of the Company's management.

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





January 10, 2001

                            SILK BOTANICALS.COM, INC.
                                  BALANCE SHEET
                                November 30, 2000

ASSETS

CURRENT ASSETS:
  Cash                                                                          $   7,941
  Accounts receivable (net of allowance for                                        93,228
      doubtful accounts of $4,000)
   Inventory                                                                      100,768
   Prepaid expenses                                                                 2,275
                                                                                ---------
            Total Current Assets                                                  204,212
                                                                                ---------

PROPERTY & EQUIPMENT, net of                                                        2,284
   accumulated depreciation

OTHER ASSETS:
  License rights (net of valuation allowance &                                     31,880
      accumulated amortization)
  Deferred tax asset                                                                1,165
                                                                                ---------
            Total Other Assets                                                     33,045
                                                                                ---------

TOTAL ASSETS                                                                    $ 239,541
                                                                                =========

LIABILITIES & STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                         $  23,456
  Income taxes payable                                                              3,927
  Accounts payable due to related party                                               396
  Other current liabilities                                                        16,100
                                                                                ---------
          Total Current Liabilities                                                43,879
                                                                                ---------

TOTAL LIABILITIES                                                                  43,879

STOCKHOLDERS' EQUITY:
  Series A preferred stock, $.001 par value, 1,900 shares authorized,
      issued and outstanding                                                            2
  Preferred stock, $.001 par value, 49,998,100 shares authorized, none
      issued and outstanding                                                           --
  Common stock, $.001 par value, 300,000,000 shares authorized,
      6,250,000 shares issued and outstanding                                       6,250
  Additional paid-in capital                                                      851,460
  Deficit accumulated during the development stage                               (899,126)
  Retained earnings                                                                37,076
                                                                                ---------
          Total Stockholders' Equity                                              195,662
                                                                                ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                        $ 239,541
                                                                                =========


              See Accountants' Review Report and Accompanying Notes

                            SILK BOTANICALS.COM, INC.
                            STATEMENTS OF OPERATIONS
             FOR THE QUARTERS ENDED NOVEMBER 30, 2000 AND 1999, AND
                 YEAR-TO-DATE THROUGH NOVEMBER 30, 2000 AND 1999

                                               FOR THE QUARTERS ENDED                 YTD THROUGH
                                               NOV. 30,        NOV. 30,        NOV. 30,        NOV. 30,
                                                2000            1999            2000            1999
                                             -----------     -----------     -----------     -----------
SALES                                        $   174,601     $   168,782     $   340,283     $   281,244

COST OF SALES                                    126,947         133,241         248,969         211,964
                                             -----------     -----------     -----------     -----------

GROSS PROFIT                                      47,654          35,541          91,314          69,280
                                             -----------     -----------     -----------     -----------

MARKETING EXPENSES                                 6,755          15,907          16,166          23,220

GENERAL AND ADMINISTRATIVE
     EXPENSES                                     19,633          16,619          57,167          52,605

OTHER EXPENSES, net                                  740              --           1,375              --
                                             -----------     -----------     -----------     -----------

INCOME BEFORE PROVISION FOR
      INCOME TAXES                                20,526           3,015          16,606          (6,545)

Provision for Income Taxes                            --              --              --              --
                                             -----------     -----------     -----------     -----------

NET INCOME                                   $    20,526     $     3,015     $    16,606     $    (6,545)
                                             ===========     ===========     ===========     ===========


Income (loss) per share (after preferred dividends):

       Basic and diluted                     $      0.00     $      0.00     $      0.00     $     (0.00)
                                             ===========     ===========     ===========     ===========

  Weighted average shares outstanding -
       basic & diluted                         6,250,000       6,250,000       6,250,000       6,250,000
                                             ===========     ===========     ===========     ===========




              See Accountants' Review Report and Accompanying Notes

                            SILK BOTANICALS.COM, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999
                 AND FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000

                                                                                                   DEFICIT
                                                                                                  ACCUMULATED
                                                                                      ADDITIONAL  DURING THE
                                            PREFERRED   STOCK       COMMON STOCK       PAID-IN   DEVELOPMENT  RETAINED
                                             SHARES    AMOUNT     SHARES     AMOUNT     CAPITAL     STAGE      EARNINGS     TOTAL
                                           ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------
BALANCE, MAY 31, 1998                             --  $      --  4,435,813  $   4,436  $      --  $  (4,436)  $      --   $      --

   Issuance of preferred stock                 1,900          2         --         --         --         --          --           2
   Issuance of stock to additional                --         --    335,187        335         --         --          --         335
      founding stockholders
   Issuance of stock in a 504 offering            --         --  1,452,750      1,453    671,460         --          --     672,913
   Issuance of stock for services rendered        --         --     26,250         26         --         --          --          26
   Net (loss)                                     --         --         --         --         --   (694,690)         --    (694,690)
                                           ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------

BALANCE, MAY 31, 1999                          1,900          2  6,250,000      6,250    671,460   (699,126)         --     (21,414)
                                           ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------

   Issuance of warrants                      180,000    180,000
   Preferred stock dividend                       --         --         --         --         --         --      (8,550)     (8,550)
   Net income                                     --         --         --         --         --         --      34,720      34,720

BALANCE, MAY 31, 2000                          1,900          2  6,250,000      6,250    851,460   (699,126)     26,170     184,756
                                           ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------

   Preferred stock dividend                       --         --         --         --         --         --      (5,700)     (5,700)
   Net income                                     --         --         --         --         --         --      16,606      16,606
                                           ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------

BALANCE, NOVEMBER 30, 2000                     1,900  $       2  6,250,000  $   6,250  $ 851,460  $(699,126)  $  37,076   $ 195,662
                                           =========  =========  =========  =========  =========  =========   =========   =========




              See Accountants' Review Report and Accompanying Notes

                            SILK BOTANICALS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                 YEAR-TO-DATE THROUGH NOVEMBER 30, 2000 AND 1999

                                                                                 YTD THROUGH
                                                                           NOV. 30,         NOV. 30,
                                                                            2000              1999
                                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                     $      16,606    $      (6,545)
   Adjustments to Reconcile Net Loss to
     Net Cash Used in Operating Activities:
       Depreciation and amortization                                            4,122            3,792
       Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                         28,355          (67,144)
            (Increase) decrease in inventory                                  (38,430)           5,275
            (Increase) decrease in prepaid expenses                             1,000               --
            Increase (decrease) in accounts payable                            (1,337)              --
            Increase (decrease) in due to related parties                     (30,576)          45,424
            Increase in other current liabilities                              20,456           48,363
                                                                        -------------    -------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                                  196           29,165

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividend                                                     (5,700)          (5,700)
                                                                        -------------    -------------

       NET CASH USED IN FINANCING ACTIVITIES                                   (5,700)          (5,700)
                                                                        -------------    -------------

NET INCREASE (DECREASE) IN CASH                                                (5,504)          23,465

CASH AT BEGINNING OF PERIOD                                                    13,445               --
                                                                        -------------    -------------

CASH AT END OF PERIOD                                                   $       7,941    $      23,465
                                                                        =============    =============

SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest                                              $       1,375    $          --
    Cash paid for income taxes                                                     --               --




              See Accountants' Review Report and Accompanying Notes

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED NOVEMBER 30, 2000 and 1999
                        (See Accountants' Review Report)


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

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED NOVEMBER 30, 2000 and 1999
                        (See Accountants' Review Report)


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

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED NOVEMBER 30, 2000 and 1999
                        (See Accountants' Review Report)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Earnings per Share:

         The Company has utilized Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128"). FAS 128 requires presentation of earnings or loss per share on basic and diluted earnings per share. Basic earnings or loss per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potentially diluted common shares during the period. The warrants were anti-dilutive at November 30, 2000 as the exercise price was in excess of the market price. The computation of fully diluted earnings per share is not presented as it would be anti-dilutive.

         Impairment of Long-Lived Assets

         The Company evaluates the recoverability of its property and equipment, and other assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments were required to be recognized during the quarters ended November 30, 2000 and 1999.

         Segment Reporting:

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it did not have any separately reportable operating segments as of November 30, 2000 and 1999.

         Advertising:

         Advertising costs ($375 and $450 for the quarters ended November 30, 2000 and 1999, respectively) are charged to expense as incurred.

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED NOVEMBER 30, 2000 and 1999
                        (See Accountants' Review Report)


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

         Major customers accounted for 48% of revenues for the quarters ended November 30, 2000 and November 30, 1999.

3.       PROPERTY AND EQUIPMENT

         Property and Equipment consists of the following as of November 30, 2000:

                  Computer equipment                  $ 3,481
                  Less:  Accumulated depreciation      (1,197)
                                                      --------
                                                      $ 2,284
                                                      ========

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED NOVEMBER 30, 2000 and 1999
                        (See Accountants' Review Report)


3.       PROPERTY AND EQUIPMENT (continued)

         Depreciation expense was $291 and $126 for the quarters ended November 30, 2000 and 1999, respectively.

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

         Additionally, the Company subleases office facilities and certain office equipment from the Manufacturer. The Company issued 1,900 shares of preferred stock to the Manufacturer for the license rights to the trademarks Living Silk(R) and Silk Botanicals(TM), and for certain manufacturing processes. The Company owed the Manufacturer $396 at November 30, 2000 which is recorded as an accounts payable, for operational expenses. During the quarters ended November 30, 2000 and 1999, the Company paid $148,804 and $118,148, respectively, to the Manufacturer.

         No formal arrangement on terms and conditions relating to advances, should they be required, had been entered into by the Company with the Manufacturer.

5.       LICENSE RIGHTS

         On December 21, 1998, the Company purchased an exclusive license for the right to assemble and distribute the "water-look" floral arrangements and the trademark and copyright materials of Forever Fresh(R) from a third party manufacturer and distributor in South Florida. The term of the license agreement is for six years with the right to extend for additional terms of six years each, unless terminated by either party at the end of any six-year term. As part of the agreement, the Company paid $42,500 for the license rights. The Manufacturer advanced the funds for the payment. Additionally, the Company agreed to make royalty payments to the licensor of 5% of the net amount invoiced by the Company or any affiliate, for Forever Fresh(R) products during the initial six year term. For additional periods of up to six, six-year terms, the Company agreed to pay to the licensor one quarter of one percent (.25%) of its net sales per annum of all Forever Fresh(R) products sold to any third party. At November 30, 2000 license rights of $42,500 are presented net of $10,620 of accumulated amortization.

         During April 1999, the Company entered into an exclusive license agreement to market and distribute artificial greenery and floral arrangements with the Living Silk and Silk Botanicals trademarks owned by the Manufacturer. Additionally, the license agreement granted the

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED NOVEMBER 30, 2000 and 1999
                        (See Accountants' Review Report)


5.       LICENSE RIGHTS (continued)

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

6.       EQUITY

         Preferred Stock - On October 6, 2000, the Company increased the number of authorized shares of preferred stock from 5,000,000 to 50,000,000, of which a total of 1,900 shares had previously been designated as Series A preferred stock. This series is entitled to receive dividends at the rate of $6.00 per share per annum, payable quarterly. Such dividends are cumulative and hold a preference over any other distribution. This series has no voting rights or conversion features. The rights, preferences and limitations of any additional series of preferred stock will be determined by the Board of Directors. Dividends in arrears at November 30, 2000 are $5,700.

         Common Stock - On November 20, 1998, the Company issued 335,187 shares of common stock to additional founders of the Company and recorded an expense of $335 for the issuance. These shares were issued at par value since no operations existed in the Company. Between November 30, 1998 and March 31, 1999, the Company issued 26,250 shares of common stock as compensation for services rendered and recorded an expense of $26. From January 2, 1999 until March 31, 1999, the Company issued 99,000 shares of common stock for cash of $49,500, which was utilized by Southern prior to the recapitalization. The Company issued, from April 1, 1999 through April 6, 1999, 1,353,750 shares of common stock and recorded an expense of $671,460, which approximates market value. All of the stock issued has been restated to reflect the reverse stock split of 1 for 4.

         On October 6, 2000, the Company increased the number of authorized shares of common stock from 25,000,000 to 300,000,000.

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

                            SILK BOTANICALS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED NOVEMBER 30, 2000 and 1999
                        (See Accountants' Review Report)


7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consisted of $1,318 in trade accounts payable and $22,138 in accrued expenses at November 30, 2000.

8.       OTHER CURRENT LIABILITIES

         Other current liabilities consists of credit card debt at 15.4% as of November 30, 2000.

9.       COMMITMENTS - RELATED PARTY

         The Company has a lease, which expires April 30, 2001, with the Manufacturer for 500 square feet of furnished office space, including office equipment, and approximately 1,500 square feet of warehouse and shipping space at a cost of $10 per square foot. For the fiscal quarters ended November 30, 2000 and 1999, rental expenses incurred were $5,000 and $5,000, respectively. Minimum future rental payments under the non-cancelable operating lease as of November 30, 2000 are as follows:

                          2001                   $13,333

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

Item 2. Results of Operations and Management's Discussion & Analysis of Financial Condition

1.)      Sales Revenues for the second quarter ending November 30, 2000 increased to $174,601 which was a 3.4% increase over Sales Revenue for the second quarter ending November 1999 of $168,782. Cost of Goods Sold ratio decreased to 72.7%, compared to 79.9% last year, producing a Gross Profit of $47,654, compared to $35,541 last year, which was a 34.1% increase in Gross Profit. The Net Income was increased to $20,526 this year, compared to $3,015 last year, a 581% improvement over last year.

Sales Revenues for the first six months ending November 30, 2000 increased to $340,283 which was a 21% increase. Cost of Goods Sold ratio decreased to 73.2%, compared to 75.4% last year. Gross profit increased $22,034 or 31.8% compared to the first six months of last year. Net income for the first six months increased to $16,606 compared to a net loss of $6,545 for the first six months of last year.

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

3.)      Common and Preferred Stock

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

         A written consent, signed by the Director and the number of share-holders sufficient for approval, was delivered to the corporation on the 4th day of October, 2000 and, in accordance with the provisions of the Florida Business Corporation Act, was effective upon filing of Articles of Amendment to the Articles of Incorporation with the Secre-tary of State of Florida on October 6th, 2000.

3.)      Subsequent Events

On January 3, 2001 the Company filed a preliminary information statement with the Securities and Exchange Commission that it is the intention of the Company to affect a reverse stock split of its common stock. The reverse stock split will take place on or about January 30, 2001.

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

      Date: January 10, 2001

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

           None

ITEM 5.    Other Information

           None

ITEM 6.    Exhibits and Reports on Form 8-K

           (a) 27 Financial Data Schedule
           (b) None

                                 EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION
-----------        -----------

    27               Financial Data Schedule