Form 10QSB
period 2001-02-28
SILK BOTANICALS COM INC
filed 2001-04-13
CIK 1093509

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549
                            --------------------

                                 FORM 10-Q SB


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                    --------------------------------------


For Quarter Ended February 28, 2001        Commission file number  0-21 725
                  -----------------                              ------------

                           SILK BOTANICALS.COM, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           FLORIDA                                            65-0886132
-------------------------------                         ---------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                          Identification Number)


                            975 S. Congress Ave. #102
                            Delray Beach,  Fl.  33445
                    ----------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code: ( 561) 265-3600
                                                    ---------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes: [ X ]    No:  [   ]


			REGISTRANT IS A CORPORATION

                           SILK BOTANICALS.COM, INC.

                             --------------------

                             FINANCIAL STATEMENTS
                                QUARTERS ENDED
                              FEBRUARY 28, 2001
                             AND FEBRUARY 29, 2000

                             TABLE OF CONTENTS
                             -----------------



                                                                  Page
                                                                  ----

Independent Accountants' Review Report                              1

Financial Statements:

     Balance Sheet                                                  2

     Statements of Operations                                       3

     Statements of Changes in Stockholders' Equity                  4

     Statements of Cash Flows                                       5

Notes to Financial Statements                                      6-13

Independent Accountants' Review Report
--------------------------------------


To the Board of Directors and Stockholders
  of Silk Botanicals.com, Inc.
Delray Beach, Florida

We have reviewed the accompanying balance sheet of Silk Botanicals.com, Inc. (a Florida corporation) as of February 28, 2001 and the related statements of operations for the quarters and nine-month periods ended February 28, 2001 and February 29, 2000. We have also reviewed the related statements of cash flows for the nine-month periods ended February 28, 2001 and February 29, 2000, as well as the related statements of changes in stockholders' equity (deficit) for the years ended May 31, 2000 and 1999, and for the nine-month period ended February 28, 2001. All information included in these financial statements is the responsibility of the Company's management.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.






April 11, 2001

                         SILK BOTANICALS.COM, INC.
                              BALANCE SHEET
                            February 28, 2001

ASSETS

CURRENT ASSETS:
  Cash                                                     $     18,835
  Accounts receivable (net of allowance for                     262,277
      doubtful accounts of $5,000)
   Inventory                                                     88,959
   Prepaid expenses                                                   -
                                                           ------------
            Total Current Assets                                370,071
                                                           ------------

PROPERTY & EQUIPMENT, net of                                      1,994
   accumulated depreciation

OTHER ASSETS:
  License rights (net of valuation allowance &                   30,110
      accumulated amortization)
  Deferred tax asset                                              1,165
                                                           ------------
            Total Other Assets                                   31,275
                                                           ------------
TOTAL ASSETS                                               $    403,340
                                                           ============

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                    $     31,059
  Income taxes payable                                            3,927
  Accounts payable due to related party                         150,652
  Other current liabilities                                       4,528
                                                           ------------
          Total Current Liabilities                             190,166
                                                           ------------
TOTAL LIABILITIES                                               190,166

STOCKHOLDERS' EQUITY:
  Series A preferred stock, $.001 par value,
    1,900 shares authorized, issued and
    outstanding                                                       2
  Series 2001 convertible preferred stock,
    $.001 par value, 2,000,000 shares
    authorized, none issued and outstanding                           0
  Series 2000 convertible preferred stock, $.001
    par value, 4,042,687 shares authorized,
    issued and outstanding                                        4,043
  Series 2000A convertible preferred stock,
    $.001 par value, 2,444,532 shares authorized,
    none issued and outstanding                                       0
  Preferred stock, $.001 par value, 41,510,881
    shares authorized, none issued and outstanding                    -
  Common stock, $.001 par value, 300,000,000 shares
    authorized, 31,533 shares issued and outstanding                 31
  Additional paid-in capital                                    853,636
  Deficit accumulated during the development stage             (699,126)
  Retained earnings                                              54,588
                                                           ------------
          Total Stockholders' Equity                            213,174
                                                           ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $    403,340
                                                           ============



          See Accountants' Review Report and Accompanying Notes

                         SILK BOTANICALS.COM, INC.
                          STATEMENTS OF OPERATIONS
    FOR THE QUARTERS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000, AND
         YEAR-TO-DATE THROUGH FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                 FOR THE QUARTERS ENDED               YTD THROUGH
                                 FEB. 28         FEB. 29         FEB. 28         FEB. 29
                                  2001            2000            2001            2000
                               ----------      ----------      ----------      ----------

SALES                          $  323,189      $  226,190      $  663,472      $  507,434

COST OF SALES                     252,997         168,501         501,966         380,466
                               ----------      ----------      ----------      ----------
GROSS PROFIT                       70,192          57,689         161,506         126,968
                               ----------      ----------      ----------      ----------

MARKETING EXPENSES                 12,110          12,592          28,276          35,811

GENERAL AND ADMINISTRATIVE
  EXPENSES                         35,068          33,357          92,234          85,963

OTHER EXPENSES, net                 2,653               -           4,028               -
INCOME BEFORE PROVISION FOR
  INCOME TAXES                     20,361          11,740          36,968           5,194

Provision for Income Taxes              -               -               -               -
                               ----------      ----------      ----------      ----------
NET INCOME                     $   20,361      $   11,740      $   36,968      $    5,194
                               ==========      ==========      ==========      ==========

Income (loss) per share
 (after preferred
 dividends):
   Basic and diluted           $     0.29      $     0.10      $     0.36      $    (0.04)
                               ==========      ==========      ==========      ==========

Weighted average shares
 outstanding -
   basic & diluted                 60,520          89,286          79,697          89,286
                               ==========      ==========      ==========      ==========



            See Accountants' Review Report and Accompanying Notes

                         SILK BOTANICALS.COM, INC.
                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED MAY 31, 2000 AND 1999
               AND FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001

                                                                                                     DEFICIT
                                                                                                   ACCUMULATED
                                                                                       ADDITIONAL  DURING THE
                                            PREFERRED STOCK         COMMON STOCK       PAID-IN     DEVELOPMENT  RETAINED
                                           SHARES      AMOUNT    SHARES      AMOUNT    CAPITAL       STAGE      EARNINGS    TOTAL
                                         ----------   --------  ----------  --------  ----------   ----------   --------  ---------

BALANCE, MAY 31, 1998                             -   $      -   4,435,813  $  4,436  $        -   $   (4,436)  $      -  $       -

Issuance of preferred stock                   1,900          2           -         -           -            -          -          2
Issuance of stock to additional                   -          -     335,187       335           -            -          -        335
  founding stockholders
Issuance of stock in a 504 offering               -          -   1,452,750     1,453     671,460            -          -    672,913
Issuance of stock for services rendered           -          -      26,250        26           -            -          -         26
Net (loss)                                        -          -           -         -           -     (694,690)         -   (694,690)
                                         ----------   --------  ----------  --------  ----------   ----------   --------  ---------
BALANCE, MAY 31, 1999                         1,900          2   6,250,000     6,250     671,460     (699,126)         -    (21,414)
                                         ----------   --------  ----------  --------  ----------   ----------   --------  ---------

Issuance of warrants                                                                     180,000                            180,000
Preferred stock dividend                          -          -           -         -           -            -     (8,550)    (8,550)
Net income                                        -          -           -         -           -            -     34,720     34,720
                                         ----------   --------  ----------  --------  ----------   ----------   --------  ---------
BALANCE, MAY 31, 2000                         1,900          2   6,250,000     6,250     851,460     (699,126)    26,170    184,756
                                         ----------   --------  ----------  --------  ----------   ----------   --------  ---------

Issuance of Series 2000 convertible       4,042,687      4,043  (4,042,687)   (4,043)          -            -          -          -
  preferred stock in exchange for like
  number of shares of common stock
70:1 reverse split, common stock                  -          -  (2,175,780)   (2,176)      2,176            -          -          -
Preferred stock dividend                          -          -           -         -           -            -     (8,550)    (8,550)
Net income                                        -          -           -         -           -            -     36,968     36,968
                                         ----------   --------  ----------  --------  ----------   ----------   --------  ---------
BALANCE, FEBRUARY 28, 2001                4,044,587   $  4,045      31,533  $     31  $  853,636   $ (699,126)  $ 54,588  $ 213,174
                                         ==========   ========  ==========  ========  ==========   ==========   ========  =========




           See Accountants' Review Report and Accompanying Notes

                         SILK BOTANICALS.COM, INC.
                         STATEMENTS OF CASH FLOWS
        YEAR-TO-DATE THROUGH FEBRUARY 28, 2001 AND FEBRUARY 29, 2000



                                                             YTD THROUGH
                                                      FEB. 28         FEB. 29
                                                       2001             2000
                                                   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $     36,968     $      5,195
   Adjustments to Reconcile Net Loss to
     Net Cash Used in Operating Activities:
       Depreciation and amortization                      6,183            5,688
       Changes in assets and liabilities:
         (Increase) in accounts receivable             (140,695)        (114,719)
         (Increase) decrease in inventory               (26,621)           7,443
         (Increase) in prepaid expenses                   3,275                -
         Increase in accounts payable                       265           22,955
         Increase in due to related parties             119,680           81,736
         Increase in other current liabilities           14,885           19,504
                                                   ------------     ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES          13,940           27,802

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividend                               (8,550)          (8,550)
                                                   ------------     ------------
      NET CASH USED IN FINANCING ACTIVITIES              (8,550)          (8,550)
                                                   ------------     ------------

NET INCREASE (DECREASE) IN CASH                           5,390           19,252

CASH AT BEGINNING OF PERIOD                              13,445                -

CASH AT END OF PERIOD                              $     18,835     $     19,252
                                                   ============     ============
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                           $      4,028     $          -
  Cash paid for income taxes                                  -                -



            See Accountants' Review Report and Accompanying Notes

                    SILK BOTANICALS.COM, INC.
                 NOTES TO FINANCIAL STATEMENTS
  FOR THE QUARTERS ENDED FEBRUARY 28, 2001 and FEBRUARY 29, 2000
              (See Independent Accountants' Review Report)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:
-------------

Silk Botanicals.Com, Inc. (the "Company"), formally known as Diversified Restaurant Holdings, Inc., was organized November 20, 1998 in the State of Florida. The Company was a development stage company until June 1999, when it commenced operations. The Company develops, markets and distributes high-quality artificial flowers, artificial greenery and floral arrangements under the trademark names Forever Freshr, Living SilkT and Silk BotanicalsT in the wholesale market. All of the Company's product is purchased from a company related by common ownership. Major customers include wholesale store chains and supermarkets.

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

On August 2, 1999, the Company officially changed its name to Silk Botanicals.Com, Inc. from Diversified Restaurant Holdings,
Inc.

On August 20, 1999, the Company's Board of Directors approved a 1 for 4 reverse split of its common stock, retroactively effective as of May 31, 1999. On January 2, 2001, the Company's Board of Directors approved a 70 for 1 reverse split of its common stock, effective February 5, 2001. This split did not change the number of authorized shares of the Company, nor the par value of $0.001. All common shares and the per share amounts in the accompanying reviewed financial statements have been restated for the effects of the reverse splits.

Revenue Recognition:
--------------------

Revenue is recognized, net of discounts and estimated returns, upon shipment of product.

                    SILK BOTANICALS.COM, INC.
                 NOTES TO FINANCIAL STATEMENTS
  FOR THE QUARTERS ENDED FEBRUARY 28, 2001 and FEBRUARY 29, 2000
              (See Independent Accountants' Review Report)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reclassifications:
------------------

Certain reclassifications were made to the 2000 financial statements presentation in order to conform to the 2001 financial statements presentation.

                    SILK BOTANICALS.COM, INC.
                 NOTES TO FINANCIAL STATEMENTS
  FOR THE QUARTERS ENDED FEBRUARY 28, 2001 and FEBRUARY 29, 2000
              (See Independent Accountants' Review Report)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings per Share:
-------------------

The Company has utilized Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128"). FAS 128 requires presentation of earnings or loss per share on basic and diluted earnings per share. Basic earnings or loss per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potentially diluted common shares during the period. The warrants were anti-dilutive at February 28, 2001 as the exercise price was in excess of the market price. The computation of fully diluted earnings per share is not presented as it would be anti-dilutive.

Impairment of Long-Lived Assets
-------------------------------

The Company evaluates the recoverability of its property and equipment, and other assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.
No impairments were required to be recognized during the quarters ended February 28, 2001 and February 29, 2000.

Segment Reporting:
------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it did not have any separately reportable operating segments as of February 28, 2001 and February 29, 2000.

                    SILK BOTANICALS.COM, INC.
                 NOTES TO FINANCIAL STATEMENTS
  FOR THE QUARTERS ENDED FEBRUARY 28, 2001 and FEBRUARY 29, 2000
              (See Independent Accountants' Review Report)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising:
------------

Advertising costs ($1,307 and $1,570 for the quarters ended
February 28, 2001 and February 29, 2000, respectively) are charged to expense as incurred.

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


2.   CONCENTRATIONS

Business Risk:
--------------

The Company's revenues and profitability are affected by many conditions, including changes in economic conditions, inflation, and political events. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from year to year.

Major customers accounted for 25% of revenues for the quarter ended February 28, 2001 and 57% for the quarter ended February
29, 2000.

                    SILK BOTANICALS.COM, INC.
                 NOTES TO FINANCIAL STATEMENTS
  FOR THE QUARTERS ENDED FEBRUARY 28, 2001 and FEBRUARY 29, 2000
              (See Independent Accountants' Review Report)



3.   PROPERTY AND EQUIPMENT

     Property and Equipment consists of the following as of February
28, 2001:

     Computer equipment                          $ 3,481
     Less:  Accumulated depreciation              (1,487)
                                                 -------
                                                 $ 2,284

Depreciation expense was $291 and $126 for the quarters ended
February 28, 2001 and February 29, 2000, respectively.


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

On January 2, 2001, the Manufacturer entered into an agreement with an established out-of-state assembler and manufacturer of high-quality artificial plants, trees and floral arrangements. This marketing, manufacturing and distribution agreement will significantly increase the manufacturing capabilities for the Company's product, thereby positioning the Company to potentially increase its customer base and sales revenue.

Additionally, the Company subleases office facilities and certain office equipment from the Manufacturer. The Company issued 1,900 shares of preferred stock to the Manufacturer for the license rights to the trademarks Living Silkr and Silk BotanicalsT, and for certain manufacturing processes. The Company owed the Manufacturer $150,652 at February 29, 2001, which is recorded as an accounts payable, for operational expenses. During the quarters ended February 28, 2001 and February 29, 2000, the Company paid $108,610 and $158,333, respectively, to the Manufacturer.

No formal arrangement on terms and conditions relating to advances, should they be required, had been entered into by the Company with the Manufacturer.


5.   LICENSE RIGHTS

On December 21, 1998, the Company purchased an exclusive license for the right to assemble and distribute the "water-look" floral arrangements and the trademark and copyright

                    SILK BOTANICALS.COM, INC.
                 NOTES TO FINANCIAL STATEMENTS
  FOR THE QUARTERS ENDED FEBRUARY 28, 2001 and FEBRUARY 29, 2000
              (See Independent Accountants' Review Report)


5.   LICENSE RIGHTS (continued)

materials of Forever Freshr from a third party manufacturer and distributor in South Florida. The term of the license agreement is for six years with the right to extend for additional terms of six years each, unless terminated by either party at the end of any six-year term. As part of the agreement, the Company paid $42,500 for the license rights. The Manufacturer advanced the funds for the payment. Additionally, the Company agreed to make royalty payments to the licensor of 5% of the net amount invoiced by the Company or any affiliate, for Forever Freshr products during the initial six year term. For additional periods of up to six, six-year terms, the Company agreed to pay to the licensor one quarter of one percent (.25%) of its net sales per annum of all Forever Freshr products sold to any third party. At February 28, 2001 license rights of $42,500 are presented net of $12,390 of accumulated amortization.

During April 1999, the Company entered into an exclusive license agreement to market and distribute artificial greenery and floral arrangements with the Living Silk and Silk Botanicals trademarks owned by the Manufacturer. Additionally, the license agreement granted the

Company the exclusive right to use the manufacturing process of the Living SilkT and Silk BotanicalsT products. As consideration for the license agreement, the Company issued preferred stock to the Manufacturer valued at $190,000. Since the transaction was a nonmonetary transaction between related parties, a valuation allowance of $190,000 has been provided against the license rights and as an offset to stockholder equity. The Company further agreed to pay the Manufacturer, royalty payments of 5% of the net amount invoiced by the Company or any affiliates for Living SilkT or Silk BotanicalsT products invoiced to any third party during the initial six-year term. For additional periods of up to six, six-year terms, the Company agreed to pay one quarter of one percent (.25%) of its net sales per annum for all Living SilkT and Silk BotanicalsT products sold to any third party.


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

On January 2, 2001, the Company authorized 2,000,000 shares of Series 2001 convertible preferred stock, to be issued in a private offering. Each share of this series is convertible into common stock, one year after issuance, at a conversion ratio of either $5.00 per share or 30% below the trading price of the common stock as priced the prior trading day to conversion, whichever is less. This series has no voting rights.

                    SILK BOTANICALS.COM, INC.
                 NOTES TO FINANCIAL STATEMENTS
  FOR THE QUARTERS ENDED FEBRUARY 28, 2001 and FEBRUARY 29, 2000
              (See Independent Accountants' Review Report)


6.   EQUITY (continued)

On January 2, 2001, the Company authorized and issued 4,042,687 shares of Series 2000 convertible preferred stock in exchange for a like number of shares of common stock owned by the majority shareholder. Each share of this series is convertible into fully paid and nonassessable shares of common stock, at the option of the holder, on a one-for-one basis at any time after January 5, 2002. Each share of this series entitles the holder to one vote, either in person or by proxy, at meetings of shareholders, and such vote shall be equal to the voting rights of the common stock and shall be counted with the common stock toward election of directors or such other action as the class of common stock shall be entitled.

On January 2, 2001, the Company authorized 2,444,532 shares of Series 2000A convertible preferred stock, to be issued pursuant to an agreement between the Company and Coral Ridge, Inc. Each share of this series is convertible into common stock, at any time after twelve months from the date of execution of the agreement, on a one-for-one basis. This series has no voting rights.

The rights, preferences and limitations of any additional series of preferred stock will be determined by the Board of Directors.
Dividends in arrears at November 30, 2000 are $8,550.

Common Stock - On November 20, 1998, the Company issued 4,788
shares of common    stock to additional founders of the Company
and recorded an expense of $335 for the issuance. These shares were issued at par value since no operations existed in the Company. Between November 30, 1998 and March 31, 1999, the Company issued 375 shares of common stock as compensation for services rendered and recorded an expense of $26. From January 2, 1999 until March 31, 1999, the Company issued 1,414 shares of common stock for cash of $49,500, which was utilized by Southern prior to the recapitalization. The Company issued, from April 1, 1999 through April 6, 1999, 19,339 shares of common stock and recorded an expense of $671,460, which approximates market value. All of the stock issued has been restated to reflect the reverse stock splits of 1 for 4 (effective as of May 31, 1999), and 1 for 70 (effective February 2, 2001).

On October 6, 2000, the Company increased the number of authorized shares of common stock from 25,000,000 to 300,000,000.

Warrants - In March of 2000 the Company issued warrants for 5,143 shares of common stock. The warrants were issued for $35.00 each for a total of $180,000. The warrants have an exercise price of $175.00 per share and are exercisable as follows; 3,428 from April 30, 2000 to April 30, 2002 and 1,715 from May 7, 2000 to
May 7, 2002. The warrants carry a provision to issue options for up to 5,143 shares exercisable over the same time frame as the corresponding warrant at a price of $210.00 per share, if and when the warrants are exercised. All of the warrants issued and exercise prices have been restated to reflect the reverse stock split of 1 for 70, effective February 2, 2001.

                    SILK BOTANICALS.COM, INC.
                 NOTES TO FINANCIAL STATEMENTS
  FOR THE QUARTERS ENDED FEBRUARY 28, 2001 and FEBRUARY 29, 2000
              (See Independent Accountants' Review Report)



7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of $2,921 in trade accounts payable and $28,138 in accrued expenses at February 28, 2001.


8.   OTHER CURRENT LIABILITIES

Other current liabilities consists of credit card debt at 15.4% as of February 28, 2001.


9.   COMMITMENTS - RELATED PARTY

The Company has a lease, which expires April 30, 2001, with the Manufacturer for 500 square feet of furnished office space, including office equipment, and approximately 1,500 square feet of warehouse and shipping space at a cost of $10 per square foot. For the fiscal quarters ended February 28, 2001 and February 29, 2000, rental expenses incurred were $5,000 and $5,000, respectively. Minimum future rental payments under the non-cancelable operating lease as of February 28, 2001 are as follows:

             2001                    $ 3,333

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

Item 2. Results of Operations and Management's Discussion & Analysis of Financial Condition

1.)   Sales Revenues for the third quarter ending February 28, 2001 increased to $323,189 which was a 42.9% increase over Sales Revenue for the third quarter ending February 28, 2000 of $226,190. Cost of Goods Sold ratio increased to 78.3%, compared to 74.5% last year, producing a Gross Profit of $70,192, compared to $57,689 last year, which was a 21.7% increase in Gross Profit. The Net Income was $20,361 this year, compared to $11,740 last year, a 73.3% improvement over last year.

     Sales Revenues for the first nine months ending February 28, 2001 increased to $663,472 which was a 31% increase. Cost of Goods Sold ratio increased to 75.6%, compared to 75.0% last year. Gross profit increased $34,538 or 27.2% compared to the first nine months of last year. Net income for the first nine months increased to $36,968 compared to $5,194 for the first nine months of last year, which was a 612% increase.

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

3.)   On January 2nd, 2001, the Company's primary manufacturer of its silk botanical products (which is owned by the Company's President & Primary Stockholder) entered into a marketing, manufacturing & distribution agreement with an established out-of-state assembler and manufacturer of high quality artificial plants, trees and floral arrangements. This agreement can significantly increase the manufacturing capa-bilities of Silk Botanicals' products, thereby positioning the company to potentially expand its customer base.

4.)   On January 16th, 2001, the Company filed a Form 8-K with the
Securities and Exchange Commission, reporting the following.

I. The Board of Directors designated three different series of Preferred Stock to be issued to three different groups. Namely, 2,000,000 of Series 2001 Convertible Preferred Stock; 4,042,687 shares of Series 2000 Convertible Preferred Stock; and 2,444,532 shares of Series 2000A Convertible Preferred Stock.

(i) Series 2001 Convertible Preferred Stock was approved to be issued in a private offering as follows:

      Holders of Series 2001 Convertible Preferred Stock shall receive preference in the event of liquidation, dissolution or winding up of the corporation. Shares of Series 2001 Convertible Preferred Stock shall have no voting rights. Each share of Series 2001 Convertible Preferred Stock may, at the option of the holder, be converted no earlier than one year after issuance into common stock of the corporation. The conversion ratio shall be either $5.00 per share or 30% below the trading price of the common stock as priced the prior trading day to conversion, whichever is less.

(ii.) Series 2000 Convertible Preferred Stock was approved to be issued to Joseph R. Bergmann in exchange for all of his outstanding common stock, as follows:

      Each share of 2000 Convertible Preferred Stock entitles the holder thereof to one vote, either in person or by proxy, at meetings of shareholders, and such vote shall be equal to the voting rights of the common stock and shall be counted with the common stock toward election of directors or such other action as the class of common stock shall be entitled. Each share of Series 2000 Convertible Preferred Stock may, at the option of the holder, be converted into shares of common stock on a one for one basis at any time after January 5, 2002.

(iii) Series 2000A Convertible Preferred Stock was approved to be issued pursuant to an Agreement between the Company and Coral Ridge, Inc.

      Shares of Series 2000A Convertible Preferred Stock shall have no voting rights. Each share of Series 2000A Convertible Preferred Stock may, at the option of the holder, be converted into common stock of the corporation on a one for one basis at any time after twelve (12) months from the date of execution of the agreement between the Company and Coral Ridge, Inc.

      In the event we should, at any time, combine the outstanding common stock into a smaller number of shares, such action will have no effect upon the conversion ratio of the Series 2000A Convertible Preferred Stock.

II. The Majority Shareholder and the Board of Directors approved a reverse stock split as follows:

(i.) The reverse stock split was effective February 5, 2001. The record date of the reverse stock split was February 2, 2001.

(ii.) A majority of the shareholders approved the reverse stock split.

(iii.) The reverse stock split will be a seventy-for-one split of Silk Botanical's common stock.


5.)    On February 5th, 2001, The Company's symbol was officially changed to SILK (OTC BB).

PART II


Item 1.  Legal Proceedings

      None.


Item 2.  Changes in Securities and Use of Proceeds

      Yes, See Form 8K filed 1/16/2001 with Securities & Exchange Commission.



Item 3.  Defaults In Senior Securities

      None.


Item 4.  Submission of Matters to a Vote of Security Holders

      Other than that voted upon by the Board of Directors and the Majority Stockholder with regard to the events in the Form 8K filed with the Securities & Exchange Commission on January 16. 2001, no matter was submitted during the quarter ending February 28, 2001, covered by this report to a vote of the Company's shareholders, through solicitation of proxies or otherwise.


Item 5.  Other Information

      None


Item 6.  Exhibits and Reports on Form 8-K

   (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.     Description
-----------------------------------------------------------------------------

3.(i).1   (1)   Articles of Incorporation of Diversified Restaurant
                Holdings, Inc.

3.(i).2   (1)   Articles of Amendment of Articles of Incorporation of
                Diversified Restaurant Holdings, Inc.

3.(i).3   (1)   Articles of Amendment of Articles of Incorporation of
                Silk Botanicals.Com, Inc.

3.(i).4    *	Articles of Amendment of Articles of Incorporation of
                Silk Botanicals.Com, Inc. authorizing an increase in Common
                Stock and Preferred Stock dated October 6, 2000.

3.(i).5    *	Articles of Amendment of Articles of Incorporation of
                Silk Botanicals.Com, Inc. authorizing the issuance of shares of Preferred Stock in three series, dated December
                26, 2001.

3.(i).6    *	Articles of Amendment of Articles of Incorporation of
                Silk Botanicals.Com, Inc. authorizing a 1 for 70 reverse split of the Company's Common Stock, dated February 20,
                2001.

3.(ii).1  (1)   Bylaws.

4.1        *    Stock Exchange Agreement between Silk Botanicals.Com, Inc.
                and Joseph Bergmann dated January 5, 2001.

10.1      (1)   License Agreement between Forever Fresh, Inc. and JRG
                Marketing of South Florida, Inc.

10.2      (1)   Manufacturing and Distribution Agreement.

10.3      (1)   Agreement between Diversified Restaruant Holdings, Inc. and
                Joseph R. Bergmann.

10.4      (1)   License Agreement between JRB Enterprises, Inc. and JRB
                Marketing of South Florida, Inc./Diversified Restaurant
                Holdings, Inc.

10.5      (1)   Sublease Agreement.

16.1      (2)   Letter on change of certifying accountant pursuant to
                Regulation SK Section 304(a)(3).

16.2      (2)   Letter from Sweeney, Gates and Company C.P.A.

16.3      (2)   Letter on change of certifying accountant pursuant to
                Regulation SK Section 304(a)(3)

23.1       *    Review Letter of Michaelson and Company, P.A.
----------------------------------

*	Filed herewith.

(1)	Incorporated herein by reference to the Company's Registration
        Statement on Form 10-SB.

(2) Incorporated herein by reference to the Company's Form 8-K filed on August 7, 2000.


     (b) One (1) report on Form 8-K were filed during the quarter ended February 28, 2001. It was filed on January 16, 2001. The Form 8-K was filed to announce the authorization of a one (1) for seventy (70) reverse split, and the authorization of the issuance of three (3) classes of Preferred Stock.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SILK BOTANICALS.COM, INC.
                                        A Florida Corporation



                                        By:_____/s/Joseph R. Bergmann___
                                           Joseph R. Bergman
                                           President


Date:  April 13, 2001