Form 10KSB
period 2001-05-31
SILK BOTANICALS COM INC
filed 2001-11-30
CIK 1093509

FORM 10-KSB

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                (X) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended:  5/31/01
                                    OR
           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______________ to ________________

                     Commission file number - 000-21725
                                              ---------

                           Silk Botanicals.Com, Inc.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

                Florida                            65-0886132
     -------------------------------            ----------------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)          Identification Number)

 975 S. Congress Avenue, Suite 102, Delray Beach, Fl     33445
----------------------------------------------------   ----------
     (Address of principal executive offices)          (Zip Code)

                                561-265-3600
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

Securities registered pursuant
to Section 12(b) of the Act:               None
                                           ----
Securities registered pursuant
to Section 12(g) of the Act:               Common Stock, $.001 par value
                                           -----------------------------

Check whether Silk Botanicals.Com (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Silk Botanicals.Com was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                 Yes ( )                      No (X)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Silk Botanicals.Com's revenues for its most recent fiscal year were $1,053,857. As of May 31, 2001, the market value of Silk Botanicals.Com's voting $.001 par value common stock held by non-affiliates of Silk Botanicals.Com was $86,716.

The number of shares outstanding of Company's only class of common stock, as of May 31, 2001 was 31,533 shares of its $.001 par value common stock.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                 Yes (X)                        No ( )

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)

                 Yes ( )                        No (X)

                                    PART I
                                    ------

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

The Company purchases its silk botanical products from an established manufacturer owned by the Company's president and majority stockholder (hereinafter "Manufacturer"); however, the Company may purchase its products from other suppliers. On April 1, 1999, the Company entered into a non-exclusive manufacturing and distribution agreement with the Manufacturer for a term of six years with the right to extend the agreement for six additional six-year terms. The Manufacturer will invoice the Company for products and distribution of products at rates to be negotiated periodically between the Company and the Manufacturer.

On January 2, 2001, the Company and its primary manufacturer entered into an agreement with an established out-of-state assembler and manufacturer of high-quality artificial plants, trees and floral arrangements. This marketing, manufacturing and distribution agreement will significantly increase the manufacturing capabilities for the Company's product, thereby positioning the Company to potentially increase its customer base and sales revenue.

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

Products. The Company has developed over 500 floral and greenery arrangements and a special gift box for its line of bud vase arrangements. The Company believes the gift box will be well accepted by national gift and retail store chains and has plans to develop gift boxes for other vases in its product lines.

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

The Company's primary competitors are other assemblers, importers and distributors. Some of these competitors focus on price and others specialize in a particular product segment. The Company competes primarily on the basis of merchandising, high quality product lines, supply dependability, price and brand name recognition. The Company's competitors are not focused on the gift industry, have not developed products targeting the gift industry, nor have they developed packaging to gift industry standards.

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

Employees. Currently the Company employs six part-time and six full-time employees. It anticipates increasing the staff with an additional six new employees by March 2002.

Key Employees: The Company's key employees are Joseph R. Bergmann, President, Chief Executive Officer and Director; Regina M. Bergmann, Director of Personnel; Thomas Maxwell, Controller; Gail Scheel, Director of Advertising and Marketing; Harold Coren, National Sales Manager, and Joyce Bernard, Merchandise Manager.

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

ITEM 2.  PROPERTIES.

The Company's administrative, warehousing and distribution facilities are located at 955 and 975 South Congress Avenue in Delray Beach, Florida. The Company currently subleases this property, which consists of approximately 20,000 square feet of prime, high-end commercial space. The existing sublease expires in October 2004, and the terms include additional ten-year options. Various leasehold improvements have been made to this facility to support the anticipated growth that will come from the Company's new projects. The Landlord the Company leases office space from provides sufficient insurance coverage on the property, equipment and inventory. The Company believes that these facilities are adequate for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS.

There are no legal actions pending against the Company nor are any such legal actions contemplated.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended May 31, 2001, no matters were submitted to a vote of Silk Botanicals.Com's security holders, through the solicitation of proxies.


                                 PART II
                                 -------

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information. Beginning in April of 2000, Silk Botanicals.com's common stock has been quoted on the OTC Bulletin Board.

*Quarter Ended                    High Bid                 Low Bid
 -------------                    --------                 -------
 May 31, 2000                      $350.00                 $105.00
 Aug. 31, 2000                      122.50                   17.50
 Nov. 30, 2000                       30.80                   11.20
 Feb. 28, 2001                       13.30                    4.90
 May 31, 2001                         7.00                    1.40

* All prices reflect the 1:70 reverse split effective 2/2/01.

The prices reflect inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Holders. The approximate number of holders of record of the Company's $.001 par value Common Stock, as of May 31, 2001, was 56.

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

As of May 31, 2001     Title of Security         Amount of Security
                       -----------------         ------------------

                       Common Stock                31,533 Shares

                       Series A Preferred           1,900 Shares

                       Warrants                     5,143 Shares
                                                  $175.00 exercise price

                       Series 2000 Convertible
                       Preferred Stock            4,042,687 shares

                       Series 2000A Convertible
                       Preferred Stock            2,444,532 shares


Common Stock - On November 20, 1998, the Company issued 4,788 shares of common stock to additional founders of the Company and recorded an expense of $335 for the issuance. These shares were issued at par value since no operations existed in the Company. Between November 30, 1999 and March 31, 1999, the Company issued 375 shares of common stock as compensation for services rendered and recorded an expense of $26. From January 2, 1999 until March 31, 1999, the Company issued 1,414 shares of common stock for cash of $49,500, which was utilized by Southern prior to the recapitalization. The Company issued, from April 1, 1999 through April 6, 1999, 19,339 shares of common stock and recorded an expense of $671,460, which approximates market value. All of the stock issued has been restated to reflect the reverse stock splits of 1 for 4 (effective as of May 31, 1999), and 1 for 70 (effective February 2, 2001).

On October 6, 2000, the Company increased the number of authorized shares of common stock from 25,000,000 to 300,000,000.

Warrants - In March of 2000 the Company issued warrants for 5,143 shares of common stock. The warrants were issued for $35.00 each for a total of $180,000. The warrants have an exercise price of $175.00 per share and are exercisable as follows:
3,428 from April 30, 2000 to April 30, 2002 and 1,715 from May 7, 2000 to May 7, 2002. The warrants carry a provision to issue options for up to 5,143 shares exercisable over the same time frame as the corresponding warrant at a price of $210.00 per share, if an when the warrants are exercised. All of the warrants issued and exercise prices have been restated to reflect the reverse stock split of 1 for 70, effective February 1, 2001.

Preferred Stock - On October 6, 2000, the Company increased the number of authorized shares of preferred stock from 5,000,000 to 50,000,000, of which a total of 1,900 shares had previously been dedicated as Series A preferred stock. This series is entitled to receive dividends at the rate of $6.00 per share per annum, payable quarterly. Such dividends are cumulative and hold a preference over any other distribution. This series has no voting rights or conversion features.

On January 2, 2001, the Company authorized 2,000,000 shares of Series 2001 convertible preferred stock, to be issued in a private offering. Each share of this series in convertible into common stock, one year after issuance, at a conversion ratio of either $5.00 per share or 30% below the trading price of the common stock as priced the prior trading day to conversion, whichever is less. This series has no voting rights.

On January 2, 2001, the Company authorized and issued 4,042,687 shares of Series 2000 convertible preferred stock in exchange for a like number of shares of common stock owned by the majority shareholder. Each share of this series is convertible into fully paid and non-assessable shares of common stock, at the option of the holder, on one-for-one basis at any time after January 5, 2002. Each share of this series entitles the holder to one vote, either in person or by proxy, at meetings of shareholders, and such vote shall be equal to the voting rights of the common stock and shall be counted with the common stock toward election of directors or such other action as the class of common stock shall be entitled.

On January 2, 2001, the Company authorized 2,444,532 shares of Series 2000A convertible preferred stock, pursuant to an agreement between the Company and a third party for services to be performed. Each share of this series is convertible into common stock, at any time after twelve months from the date of execution of the agreement, on a one-for-one basis. This series has no voting rights.

The rights, preferences and limitations of any additional series of preferred stock will be determined by the Board of Directors.
Dividends in arrears at May 31, 2001 were $12,825.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Revenues: Silk Botanicals.com began generating revenues on June 1, 1999. Prior to that the Company was a development stage company and did not generate revenue.

For the twelve months ended May 31, 2001, revenues were $1,053,857. The cost of goods sold was $789,225 with a gross profit of $264,632 or 25.1%. Total expenses were $195,144 or 18.5%, producing a pretax income of $69,488 or 6.6%. The Company maintained $52,174 of inventory as of May 31, 2001.

The income of $69,488 for year-end May 31, 2001 increased $32,005 over the profit recorded in year ended May 31, 2000. Earnings per share increased to $0.69 as of May 31, 2001 as compared to $0.29 as of May 31, 2000.

During the third quarter, the Company executed a 1:70 reverse split of its common stock. On February 5, 2001, the Company obtained a new symbol SILK (OTC:BB). The Company's common stock began trading
February 5th, 2001 under the new symbol.

Product Development: Much of the efforts since its inception have been on product design and development. The design staff studies competitive fresh cut and artificial arrangements, researches new sources of stems and vases, surveys retailers and end users for preferences, and tests prototypes in focus groups and by sampling. The Company is focused not only on meeting production requirements, but also in developing new product. The Company design staff have developed and refined over 500 arrangements by communicating with customers and by attending silk and fresh flower trade shows.

As the product line has been refined, the focus has included packaging and merchandising. Although competitors offer similar products, the Company is not aware of any that have focused its energies on developing a brand, marketing to the gift & decorative accessories markets, and responding to the packaging requirements of these markets.

The Company will continue to diversify to meet retailers' demands for quality and value. The products will create revenue streams as follows:

Basic Line: The basic line is drawn from the existing designs, sold and shipped in bulk. These are inexpensive and serve as the opening price point for gift stores. The Company believes that this product sells especially well for tabletop displays, for parties, and to the hospitality market.

Forever Fresh(R) Gift-Boxed Line: This line is the Forever Fresh arrangements packaged in a branded window gift box. Benefits to the retailer include Uniform Product Code ("UPC") labels for inventory and Point of Sale ("P.O.S."), reduction of breakage, and enhanced on-shelf merchandising. Wholesale prices range from $8.00 to $14.00 and retail from $16.00 to $30.00 per unit.

Catalog Program Sales: Catalog program sales are basic line and custom products that are suitable for "drop shipping." The Company's products have appeared in Smithsonian Institute, Touch of Class and Good
Catalogs. The Company continually seeks new and diversified catalogs to carry their products.

Signature Series: The Company's design staff has developed the Company's signature line of large floral arrangements. These will wholesale for $100.00 to $300.00. This line marketed to home accessories retailers and hospitality providers through manufacturers' representatives. Other designer containers will be introduced that will enhance the silk flowers and fit into custom interiors.

Market Development: The Company will continue to cater to the needs of gift retailers and expand its marketing efforts to include the western half of the United States. The Company plans to target five segments of the market: Independent Shops. Businesses that own/operate one or two retail locations; Strand Businesses: Companies that own/operate from three to twenty-five retail locations; Chain Stores: Companies that own a nationally or regionally recognized retail gift business;
Catalogs: Companies that sell products directly to consumers via direct mail catalogs; Department Stores: The Company has begun to work closely with department stores, rather than discounters, to develop products to meet their specifications.

By identifying and categorizing the prospect list, current sales presentations will be modified and new presentations developed, to meet specific needs of current and future customers. Additional target markets will continue to include home furnishings retailers, hotels and restaurants, corporate gifts and furnishings.

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

High Point, NC Furniture Show. This trade show is the only resource dedicated by the Company to general sales within the furniture industry. Furniture stores represent a projected 23% of the Company's sales, making attendance at this show cost effective. The Company anticipates participation in other furniture shows as well.

Manufacturers' Reps: Independent sales organizations sell products through road sales and trade shows. The Company has representatives for the Southwest, Midwest and East coast of the United States. The Company plans to increase representation on the west coast with representatives who can provide quality representation.

Color Catalogs: Full color catalogs have been produced for Forever Fresh(R) and Living Silk(R) and Silk Botanicals(R). These are being used to sell the most important and popular designs in all lines.

Telemarketing: The Company strives to contact its customer base at least four times a year. Two of the calls will be used for pre-show marketing and the other two calls will sell reorders.

Web Site: The Company completed its Web site www.silkbotanicals.com in April of 2000. The site is operational. The Company displays its product lines and accept orders through its site, as well as provide information on the company for potential investors.

The sales and marketing plans take into account the Company's desire to expand operations both financially and geographically. While the Company continues to build on the solid base of existing customers, with additions to the sales force, enhanced trade shows schedules, and product development, it will be able to achieve its revenue and market share objectives.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements
--------------------

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

(b)      Independent accountants

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


                                 PART III
                                 --------

ITEM 9. DIRECTORS, SIGNIFICANT EMPLOYEES AND EXECUTIVE OFFICERS OF SILK BOTANICALS.COM

Directors, significant employees and principal executive officers of the Company. Said persons are listed on the following table:



Name                       Position                                 Age
-----------------------------------------------------------------------
Joseph R. Bergmann         President, Secretary & Director          53
Regina M. Bergmann         Director of Personnel                    52
Joyce Bernard              Merchandise Manager                      58
Thomas Maxwell             Controller                               42
Gail Scheel                Director of Advertising & Marketing      58
Harold Coren               National Sales Manager                   61


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

Thomas Maxwell, Controller. Mr. Maxwell is responsible for financial reporting as well as budgeting, financial analysis, cash management and computer network administration. Mr. Maxwell has over 20 years of experience in key financial, technical and management consulting positions including Controller, Tax & Computer Consultant, Operations Manager, and Financial Analyst. He received a Bachelor of Science degree from Florida Atlantic University, and has taken graduate level courses at Nova Southeastern University.

Gail Scheel, Director of Advertising and Marketing. Ms. Scheel is responsible for the Company's advertising programs including media analysis and selection, advertising scheduling and advertising promotion. Ms. Scheel majored in Marketing at DePaul University.

Harold Coren, National Sales Manager. Mr. Coren oversees all of the sales reps and showrooms in which the Company sells its product. He is also directly responsible for relationships with key accounts as well as developing new accounts. Prior to joining the Company, Mr. Coren had extensive sales and marketing background with various companies, including ten(10)years in the silk plant, tree and floral industry. Mr. Coren also had extensive experience in the direct importation of product from the Orient. He is a native of Philadelphia, Pennsylvania and attended Long Island University, majoring in sales and marketing.

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


ITEM 10.  EXECUTIVE COMPENSATION

The table below summarizes the annual compensation for services in all capacities to the company for the (i) person(s) serving as our Chief Executive Officer; and (ii) our four most highly compensated executive officers other than the CEO for the last fiscal year:

NAME                  TITLE             SALARY/FISCAL YR.   BONUS    AWARDS
----                  -----             -----------------   -----    ------

Joseph R. Bergmann    President         $35,000.00           N/A      N/A

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

For the Officers and Directors of JRB Enterprises, Inc. the following outlines compensation received for the last three fiscal years:

NAME                  TITLE           YEARS         COMPENSATION PER YEAR
----                  -----           -----         ---------------------

Joseph R. Bergmann    Director        1996-2001                 0
Joseph R. Bergmann    President       1996-2001          $150,000

Regina M. Bergmann    Director        1996-2001                 0
Regina M. Bergmann    Secretary       1996-2001          $ 25,000



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the beneficial ownership of the Company's common stock as of August 2, 2001, by (i) each person or entity known by the Company to be beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive offices of the Company as a group.

                                            Amount and Nature of    Percent of
Title of Class         Name & Address         Beneficial Owner         Class
--------------         --------------       --------------------    ----------
Series 2000            Joseph R. Bergmann    4,042,687 Shares*        100.0%
Convertible Preferred  975 S. Congress Ave.  President & Director
Par Value $.001        Delray Beach, Fl

Series 2000            Directors & Officers   4,042,687 Shares*       100.0%
Convertible Preferred  As a Group
Par Value $.001


*  Of this number, 1,042,687 shares are issued to Joseph R. Bergmann IRA.


Changes in Control. Management of the Company is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Preferred Class A     JRB Enterprises, Inc.         1,900 Shares
Par Value $.001       975 S. Congress Ave.
                      Delray Beach, FL

Common                Directors & Officers           -0- shares       0.0%
Par Value $.001       As a group


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

On January 2nd, 2001, the Company and its primary manufacturer of its silk botanical products (which is owned by the Company's President & Primary Stockholder) entered into a marketing, manufacturing & distribution agreement with an established out-of-state assembler and manufacturer of high quality artificial plants, trees and floral arrangements. This agreement can significantly increase the manufacturing capabilities of Silk Botanical's products, thereby positioning the Company to potentially expand its customer base.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A)   FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

                              SIGNATURES
                              ----------

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Delray Beach, State of Florida, on the 30th day of November, 2001.

                                 SILK BOTANICALS.COM, INC.,
                                 a Florida corporation


                                 By:______/s/ Joseph R. Bergmann______
                                    Joseph R. Bergmann, President


	Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature                       Title                            Date
---------                       -----                            -----

/s/___Joseph R. Bergmann___     Chairman of the Board of    November 30, 2001
Joseph R. Bergmann              Directors and Chief
                                Executive Officer
                                (Principal Executive Officer)

                       SILK BOTANICALS.COM, INC.


                         FINANCIAL STATEMENTS
                              YEARS ENDED
                         MAY 31, 2001 AND 2000

                           TABLE OF CONTENTS
                           -----------------


                                                                 Page
                                                                 ----

Independent Auditor's Report                                     F-1

Financial Statements:

Balance Sheets                                                   F-2

Statements of Operations                                         F-3

Statements of Changes in Stockholders' Equity (Deficit)          F-4

Statements of Cash Flows                                         F-5

Notes to Financial Statements                                  F-6 - F-15

                  [MICHAELSON & CO., P.A. LETTERHEAD]



Independent Auditor's Report
----------------------------


To the Board of Directors and Stockholders
  of Silk Botanicals.Com, Inc.
Delray Beach, Florida

We have audited the accompanying balance sheets of Silk Botanicals.Com, Inc. (a Florida corporation) as of May 31, 2001 and 2000 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silk Botanicals.Com, Inc. as of May 31, 2001 and 2000 and the results of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                /s/ Michaelson & Co., P.A.


West Palm Beach, Florida
November 29, 2001

                          SILK BOTANICALS.COM, INC.
                               BALANCE SHEETS
                           MAY 31, 2001 AND 2000

ASSETS
                                                         2001            2000
                                                     ------------    ------------
CURRENT ASSETS:
  Cash                                               $      4,162    $     13,445
  Accounts receivable (net of allowance
    for doubtful accounts of $20,000 and $4,000           166,246         121,582
    at May 31, 2001 and 2000, respectively)
   Accounts receivable - related party                    115,226            -
    Inventory                                              52,174          62,338
    Other current assets                                     -              3,275
                                                     ------------    ------------
            Total Current Assets                          337,808         200,640
                                                     ------------    ------------

PROPERTY & EQUIPMENT, net of accumulated
  depreciation of $1,778 and $614 at
  May 31, 2001 and 2000, respectively)                      1,703           2,867

OTHER ASSETS:
  License rights (net of valuation allowance
    & accumulated amortization)                            28,340          35,420
  Other assets                                              8,270           1,165
                                                     ------------    ------------
            Total Other Assets                             36,610          36,585
                                                     ------------    ------------
TOTAL ASSETS                                         $    376,121    $    240,092
                                                     ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $     50,652    $      7,194
  Accounts payable due to factors                          31,820            -
  Income taxes payable                                     24,221           3,927
  Accounts payable due to related party                      -             30,972
  Other current liabilities                                36,922          13,242
                                                     ------------    ------------
          Total Current Liabilities                       143,615          55,335
                                                     ------------    ------------

TOTAL LIABILITIES                                         143,615          55,335

STOCKHOLDERS' EQUITY (DEFICIT):
  Series A preferred stock, $.001 par value,
    1,900 shares authorized, issued and
    outstanding                                                 2               2
  Series 2001 convertible preferred stock,
    $.001 par value, 2,000,000 shares
    authorized; none issued and outstanding                  -               -
  Series 2000 convertible preferred stock,
    $.001 par value, 4,042,687 shares
    authorized, issued and outstanding                      4,043           4,043
  Series 2000A convertible preferred stock,
    $.001 par value, 2,444,532 shares
    authorized, issued and outstanding                      2,445            -
  Preferred stock, $.001 par value, 41,510,881
    shares authorized, none issued and outstanding           -               -
  Common stock, $.001 par value, 300,000,000
    shares authorized, 31,533 shares issued and
    outstanding                                                31              31
  Additional paid-in capital                              853,636         853,636
  Deficit accumulated during the development stage       (699,126)       (699,126)
  Retained earnings                                        71,475          26,171
                                                     ------------    ------------
          Total Stockholders' Equity (Deficit)            232,506         184,757
                                                     ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)   $    376,121    $    240,092
                                                     ============    ============



               See Independent Auditor's Report and Accompanying Notes

                         SILK BOTANICALS.COM, INC.
                         STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MAY 31, 2001 AND 2000

                                                  2001             2000
                                              -------------    ------------

SALES                                         $   1,053,857    $    690,621

COST OF SALES                                       789,225         499,399
                                              -------------    ------------
GROSS PROFIT                                        264,632         191,222
                                              -------------    ------------

MARKETING EXPENSES                                   36,545          63,331

GENERAL AND ADMINISTRATIVE EXPENSES                 142,464          88,129
                                              -------------    ------------

INCOME FROM OPERATIONS                               85,623          39,762
                                              -------------    ------------

OTHER INCOME/(EXPENSES):
   Interest Expense                                 (16,135)         (2,279)
                                              -------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES             69,488          37,483

Provision for Income Taxes                           15,634           2,762
                                              -------------    ------------

NET INCOME                                           53,854          34,721

ACCUMULATED DEFICIT, BEGINNING OF PERIOD           (672,955)       (699,126)

Preferred Stock Dividend                             (8,550)         (8,550)
                                              -------------    ------------
ACCUMULATED DEFICIT, END OF PERIOD            $    (627,651)   $   (672,955)
                                              =============    ============
Earnings per share (after preferred
dividends):
  Basic and diluted                           $        0.69    $       0.39
                                              =============    ============
  Weighted average shares outstanding
    - basic & diluted                                65,222          89,286
                                              =============    ============



           See Independent Auditor's Report and Accompanying Notes

                           SILK BOTANICALS.COM, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED MAY 31, 2001 AND 2000

                                                                                                 DEFICIT
                                                                                                ACCUMULATED
                                                                                 ADDITIONAL     DURING THE
                                    PREFERRED STOCK          COMMON STOCK         PAID-IN       DEVELOPMENT   RETAINED
                                   SHARES     AMOUNT       SHARES     AMOUNT      CAPITAL         STAGE       EARNINGS     TOTAL
                                 ----------  ---------   ----------  ---------   ----------   ------------  ----------  ----------
BALANCE, MAY 31, 1999                 1,900   $       2    6,250,000  $   6,250   $  671,460   $  (699,126)  $    -     $  (21,414)

  Issuance of warrants                 -          -            -          -         180,000          -            -        180,000
  Preferred stock dividend             -          -            -          -            -             -          (8,550)     (8,550)
  Net income                           -          -            -          -            -             -          34,721      34,721
                                 ----------  ---------   ----------  ---------   ----------   -----------   ----------  ----------
BALANCE, MAY 31, 2000                 1,900  $       2    6,250,000  $   6,250   $  851,460   $  (699,126)  $   26,171  $  184,757
                                 ----------  ---------   ----------  ---------   ----------   -----------   ----------  ----------

  Issuance of Series 2000
    convertible preferred         4,042,687      4,043   (4,042,687)    (4,043)        -             -            -           -
    stock exchange for like
    number of shares of
    common stock
  Issuance of Series 2000A        2,444,532      2,445         -          -            -             -            -          2,445
    convertible preferred
    stock as prepayment for
    various future services
  70:1 reverse split, common
    stock                              -          -      (2,175,780)    (2,176)       2,176         -             -           -
  Preferred stock dividend             -          -            -          -            -            -           (8,550)     (8,550)
  Net income                           -          -            -          -            -            -           53,854      53,854
                                 ----------  ---------   ----------  ---------   ----------   -----------   ----------  ----------
BALANCE, MAY 31, 2001             6,489,119  $   6,490       31,533  $      31   $  853,636   $  (699,126)  $   71,475  $  232,506
                                 ==========  =========   ==========  =========   ==========   ===========   ==========  ==========



          See Independent Auditor's Report and Accompanying Notes

                          SILK BOTANICALS.COM, INC.
                          STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED MAY 31, 2001 AND 2000


                                                              2001           2000
                                                           ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                               $   53,854     $   34,721
   Adjustments to Reconcile Net Gain to
     Net Cash Used in Operating Activities:
       Depreciation and amortization                            8,244          7,694
       Changes in assets and liabilities:
            (Increase) in accounts receivable                 (44,664)      (121,582)
            (Increase) in accounts receivable
              - related party                                (115,226)          -
            (Increase) decrease in inventory                   10,164         (4,985)
            (Increase) decrease in prepaid expenses             3,275         (3,275)
            (Increase) in deferred tax asset                   (4,660)        (1,165)
            Increase (decrease) in accounts payable            43,458        (14,220)
            Increase in accounts payable due to
              factors                                          31,820          -
            Increase in income taxes payable                   20,294          3,927
            (Decrease) in due to related parties              (30,972)       (70,381)
            Increase (decrease) in other current
              liabilities                                      23,680         13,242
                                                           ----------     ----------
       NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                                     (733)       (156,024)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                             -            (1,981)
                                                           ----------     ----------
       NET CASH USED IN INVESTING ACTIVITIES                     -            (1,981)
                                                           ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of warrants                                           -           180,000
  Preferred stock dividend                                     (8,550)        (8,550)
                                                           ----------     ----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES               (8,550)       171,450
                                                           ----------     ----------

NET INCREASE IN CASH                                           (9,283)        13,445

CASH AT BEGINNING OF PERIOD                                    13,445           -
                                                           ----------     ----------
CASH AT END OF PERIOD                                      $    4,162     $   13,445
                                                           ==========     ==========
SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest                                 $   16,140     $    2,038
    Cash paid for income taxes                                   -              -



          See Independent Auditor's Report and Accompanying Notes

                      SILK BOTANICALS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED MAY 31, 2001 and 2000
                  (See Independent Auditor's Report)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:
-------------

Silk Botanicals.Com, Inc. (the "Company"), formally known as Diversified Restaurant Holdings, Inc., was organized November 20, 1998 in the State of Florida. The Company was a development stage company until June 1999, when it commenced operations. The Company develops, markets and distributes high-quality artificial flowers, artificial greenery and floral arrangements under the trademark names Forever Fresh[R], Living Silk[TM] and Silk Botanicals[TM] in the wholesale market. All of the Company's product is purchased from a company related by common ownership. Major customers include wholesale store chains and supermarkets.

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

On August 2, 1999, the Company officially changed its name to Silk Botanicals.Com, Inc. from Diversified Restaurant Holdings,
Inc.

On August 20, 1999, the Company's Board of Directors approved a 1 for 4 reverse split of its common stock, retroactively effective as of May 31, 1999. On January 2, 2001, the Company's Board of Directors approved a 70 for 1 reverse split of its common stock, effective February 5, 2001. This split did not change the number of authorized shares of the Company, nor the par value of $0.001. All common shares and the per share amounts in the accompanying audited financial statements have been restated for the effects of the reverse splits.

Revenue Recognition:
--------------------

Revenue is recognized, net of discounts and estimated returns, upon shipment of product.

                      SILK BOTANICALS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED MAY 31, 2001 and 2000
                  (See Independent Auditor's Report)


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

                      SILK BOTANICALS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED MAY 31, 2001 and 2000
                  (See Independent Auditor's Report)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications
-----------------

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

Earnings per Share:
-------------------

The Company has utilized Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128"). FAS 128 requires presentation of earnings or loss per share on basic and diluted earnings per share. Basic earnings or loss per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potentially diluted common shares during the period. The warrants were anti-dilutive at May 31, 2001 as the exercise price was in excess of the market price. The computation of fully diluted earnings per share is not presented as it would be anti-dilutive.

Impairment of Long-Lived Assets
-------------------------------

The Company evaluates the recoverability of its property and equipment, and other assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments were required to be recognized during the years ended May 31, 2001 and 2000.

Segment Reporting:
------------------

In June 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related

                      SILK BOTANICALS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED MAY 31, 2001 and 2000
                  (See Independent Auditor's Report)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     ------------------------------------------

Segment Reporting (continued):
------------------------------

Information" ("SFAS 131"). This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it did not have any separately reportable operating segments as of May 31, 2001 and 2000.

Advertising:
------------

Advertising costs ($5,362 and $9,947 for the years ended May 31, 2001 and 2000, respectively) are charged to expense as incurred.

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

                      SILK BOTANICALS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED MAY 31, 2001 and 2000
                  (See Independent Auditor's Report)


2.   PROPERTY AND EQUIPMENT

Property and Equipment consists of the following as of May 31,
2001 and 2000:
                                           2001            2000
                                         --------        --------
     Computer equipment                  $  3,481        $  3,481
     Less:  Accumulated depreciation       (1,778)           (614)
                                         --------        --------
                                         $  1,703        $  2,867
                                         ========        ========

Depreciation expense was $1,164 and $614 for the years ended May
31, 2001 and 2000, respectively.


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

The Company subleases office facilities and certain office equipment from the Manufacturer, who also provides insurance coverage on the Company's property, equipment and inventory. The Company issued 1,900 shares of preferred stock to the Manufacturer for the license rights to the trademarks Living
Silkr and Silk Botanicals [TM], and for certain manufacturing processes. The Company was owed $115,226 by the Manufacturer at May 31, 2001 (recorded as an accounts receivable), and owed the Manufacturer $30,972 at May 31, 2000 (recorded as an accounts payable, for the purchase of inventory, a computer and software, operational expenses, license fees and advances to acquire the trademark and manufacturing process rights to the Forever Fresh[R] line of floral arrangements.) During the years ended May 31, 2001 and 2000, the Company paid $796,324 and $553,816, respectively, to the Manufacturer.

                      SILK BOTANICALS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED MAY 31, 2001 and 2000
                  (See Independent Auditor's Report)


3.   RELATED PARTY TRANSACTIONS (continued)

No formal arrangement on terms and conditions relating to advances, should they be required, had been entered into by the Company with the Manufacturer.


4.   LICENSE RIGHTS

On December 21, 1998, the Company purchased an exclusive license for the right to assemble and distribute the "water-look" floral arrangements and the trademark and copyright materials of Forever Freshr from a third party manufacturer and distributor in South Florida. The term of the license agreement is for six years with the right to extend for additional terms of six years each, unless terminated by either party at the end of any six-year term. As part of the agreement, the Company paid $42,500 for the license rights. The Manufacturer advanced the funds for the payment. Additionally, the Company agreed to make royalty payments to the licensor of 5% of the net amount invoiced by the Company or any affiliate, for Forever Fresh[R] products during the initial six year term. For additional periods of up to six, six-year terms, the Company agreed to pay to the licensor one quarter of one percent (.25%) of its net sales per annum of all Forever Freshr products sold to any third party. At May 31, 2001 license rights of $42,500 are presented net of $14,160 of accumulated amortization.

During April 1999, the Company entered into an exclusive license agreement to market and distribute artificial greenery and floral arrangements with the Living Silk and Silk Botanicals trademarks owned by the Manufacturer. Additionally, the license agreement granted the Company the exclusive right to use the manufacturing process of the Living Silk[TM] and Silk Botanicals [TM] products. As consideration for the license agreement, the Company issued preferred stock to the Manufacturer valued at $190,000. Since the transaction was a nonmonetary transaction between related parties, a valuation allowance of $190,000 has been provided against the license rights and as an offset to stockholder equity. The Company further agreed to pay the Manufacturer, royalty payments of 5% of the net amount invoiced by the Company or any affiliates for Living Silk[TM] or Silk BotanicalsT products invoiced to any third party during the initial six-year term. For additional periods of up to six, six-year terms, the Company agreed to pay one quarter of one percent (.25%) of its net sales per annum for all Living Silk[TM] and Silk BotanicalsT products sold to any third party.


5.   EQUITY

Preferred Stock - On October 6, 2000, the Company increased the number of authorized shares of preferred stock from 5,000,000 to 50,000,000, of which a total of 1,900 shares had previously been designated as Series A preferred stock. This series is entitled to receive dividends at the rate of $6.00 per share per annum, payable quarterly. Such dividends are

                      SILK BOTANICALS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED MAY 31, 2001 and 2000
                  (See Independent Auditor's Report)


5.   EQUITY (continued)

Preferred Stock (continued) -

cumulative and hold a preference over any other distribution.
This series has no voting rights or conversion features.

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

On January 2, 2001, the Company authorized and issued 2,444,532 shares of Series 2000A convertible preferred stock in exchange for various services to be provided in the future. Each share of this series is convertible into common stock, at any time after twelve months from the date of execution of the agreement, on a one-for-one basis. This series has no voting rights.

The rights, preferences and limitations of any additional shares of preferred stock will be determined by the Board of Directors.
Dividends in arrears at May 31, 2001 are $12,825.

Common Stock - On November 20, 1998, the Company issued 4,788 shares of common stock to additional founders of the Company and recorded an expense of $335 for the issuance. These shares were issued at par value since no operations existed in the Company. Between November 30, 1998 and March 31, 1999, the Company issued 375 shares of common stock as compensation for services rendered and recorded an expense of $26. From January 2, 1999 until March 31, 1999, the Company issued 1,414 shares of common stock for cash of $49,500, which was utilized by Southern prior to the recapitalization. The Company issued, from April 1, 1999 through April 6, 1999, 19,339 shares of common stock and recorded an expense of $671,460, which approximates market value. All of the

                      SILK BOTANICALS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED MAY 31, 2001 and 2000
                  (See Independent Auditor's Report)


5.   EQUITY (continued)

Common Stock (continued) -

stock issued has been restated to reflect the reverse stock splits of 1 for 4 (effective as of May 31, 1999) and 1 for 70
(effective February 2, 2001).

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

6.   INCOME TAXES

The provision for income taxes for the year ended May 31, 2001 of $15,634 is made up of federal income tax expense of $15,859 and state income tax expense of $4,435 less the current deferred tax asset of $4,660. The deferred tax asset consists of timing differences related to the allowance for doubtful accounts.


7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of $2,777 in trade accounts payable and $47,875 in accrued expenses at May
31, 2001 and $2,656 in trade accounts payable and $4,538 in accrued expenses at May 31, 2000.

Accounts payable due to factors consists of balances paid by customers in error on outstanding invoices that had been factored.


8.   OTHER CURRENT LIABILITIES

Other current liabilities consist of credit card debt at weighted-average interest rates of 17.9% and 15.4% as of May 31, 2001 and May 31, 2000, respectively. This debt, which is assumed on behalf of companies owned by the Company's president and majority stockholder, is recorded as a receivable from these related party companies (see Note 3).

                      SILK BOTANICALS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED MAY 31, 2001 and 2000
                  (See Independent Auditor's Report)



9.   CONTINGENCIES

The Company is involved in various claims which have arisen as a result of the funding of the warrants. The Company, after conferring with its legal counsel, is unable to predict the outcome of these matters but does not believe, based upon currently available facts, that the ultimate resolution of such matters will have a material adverse effect on the financial statements of the Company.

10.  CONCENTRATIONS

Business Risk
-------------

The Company's revenues and profitability are affected by many conditions, including changes in economic conditions, inflation, and political events. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from year to year.

Major customers accounted for 44% and 53% of revenues for the years ended May 31, 2001 and 2000, respectively.

11.  COMMITMENTS - RELATED PARTY

The Company has a lease, which expires April 30, 2003, with the Manufacturer for 500 square feet of furnished office space, including office equipment, and approximately 1,500 square feet of warehouse and shipping space at a cost of $10 per square foot. For the years ended May 31, 2001 and 2000, rental expenses incurred were $20,000 and $20,000, respectively. Minimum future rental payments under the non-cancelable operating lease as of May 31, 2001 are as follows:

                     2001     -     $ 11,667
                     2002     -       20,000
                     2003     -        6,667

                    Total     -     $ 38,334


12.  SUBSEQUENT EVENTS

On October 30, 2001, the Company began negotiations of intent with a European limited liability company (the "LLC") to acquire certain assets and business opportunities of the LLC. The Company intends to purchase certain assets of the LLC in exchange for the Company's common stock in a tax-free reorganization. The LLC will transfer the assets to a newly-formed subsidiary of the Company, and the Company will issue restricted common stock to the LLC in

                      SILK BOTANICALS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED MAY 31, 2001 and 2000
                  (See Independent Auditor's Report)


12.  SUBSEQUENT EVENTS (continued)

an amount to be determined so that, following the consummation of the transaction, the LLC will own a majority of the issued and outstanding preferred and common stock of the Company.

Both the Company and the LLC will also consider measures to prevent the current shareholders of the Company from being further diluted by a contemplated 1:2 reverse stock split after the closing.