Form 10QSB
period 2001-08-31
SILK BOTANICALS COM INC
filed 2001-12-04
CIK 1093509

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                FORM 10-Q SB

                Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

                     For Quarter Ended August 31, 2001
                                       ---------------

                      Commission file number 000-21725
                                             ---------

                          SILK BOTANICALS.COM, INC.
                          -------------------------
           (Exact name of registrant as specified in its charter)


           FLORIDA                               65-0886132
     --------------------                   ---------------------
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)              Identification Number)


                          975 S. Congress Ave. #102
                          Delray Beach,  Fl.  33445
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

Yes: [ X ] No: [ ]



                        REGISTRANT IS A CORPORATION

                         SILK BOTANICALS.COM, INC.


                           FINANCIAL STATEMENTS
                              QUARTERS ENDED
                             AUGUST 31, 2001
                           AND AUGUST 31, 2000
                              (Unreviewed)

                             TABLE OF CONTENTS
                             -----------------

                                                                        Page
                                                                        ----
Financial Statements:

     Balance Sheet                                                       3

     Statements of Operations                                            4

     Statements of Changes in Stockholders' Equity                       5

     Statements of Cash Flows                                            6

Notes to Financial Statements                                           7-14

                            SILK BOTANICALS.COM, INC.
                                  BALANCE SHEET
                                 AUGUST 31, 2001
                                  (Unreviewed)

ASSETS

CURRENT ASSETS:

  Cash                                                     $    (1,150)
  Accounts receivable (net of allowance for                     87,877
      doubtful accounts of $20,000)
  Accounts receivable (related party)                          188,779
  Inventory                                                    118,210
                                                           -----------
            Total Current Assets                               393,716
                                                           -----------

PROPERTY & EQUIPMENT, (net of                                    1,412
  accumulated depreciation of $2,069)

OTHER ASSETS:
  License rights (net of valuation allowance &                  26,570
      accumulated amortization)
  Prepaid Investment Banking Services                           20,139
Deferred tax asset                                               5,825
                                                           -----------
            Total Other Assets                                  52,534
                                                           -----------
TOTAL ASSETS                                               $   447,662
                                                           ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                    $   117,136
  Income taxes payable                                          24,192
                                                           -----------
      Total Current Liabilities                                141,328
                                                           -----------
TOTAL LIABILITIES                                              141,328

STOCKHOLDERS' EQUITY (DEFICIT):
  Series A preferred stock, $.001 par value,
    1,900 shares authorized, issued and
    outstanding                                                      2
  Series 2001 convertible preferred stock,
    $.001 par value, 2,000,000 shares
    authorized, none issued and outstanding                          -
  Series 2000 convertible preferred stock, $.001
    par value, 4,042,687 shares authorized,
    issued and outstanding                                       4,043
  Series 2000A convertible preferred stock,
    $.001 par value, 2,444,532 shares authorized,
    none issued and outstanding                                  2,445
  Preferred stock, $.001 par value, 41,510,881
    shares authorized, none issued and outstanding                   -
  Common stock, $.001 par value, 300,000,000 shares
    authorized, 40,533 shares issued and outstanding                40
  Subscribed capital                                            45,000
  Additional paid-in capital                                   871,627
  Deficit accumulated during the development stage            (699,126)
  Retained earnings                                             82,303

          Total Stockholders' Equity                           306,334
                                                           -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)         $   447,662
                                                           ===========



                           See Accompanying Notes

                          SILK BOTANICALS.COM, INC.
                          STATEMENTS OF OPERATIONS
           FOR THE QUARTER ENDED AUGUST 31, 2001 AND AUGUST 31, 2000
                                (Unreviewed)

                                          FOR THE QUARTERS ENDED
                                          AUG. 31         AUG. 31
                                            2001            2000
                                         ----------      ----------

SALES                                    $  301,307      $  165,682

COST OF SALES                               210,261         122,022
                                         ----------      ----------
GROSS PROFIT                                 91,046          43,660
                                         ----------      ----------

MARKETING EXPENSES                           30,574           9,410

GENERAL AND ADMINISTRATIVE
  EXPENSES                                   42,583          37,535

INCOME FROM OPERATIONS                       17,889          (3,285)
                                         ----------      ----------
OTHER INCOME (EXPENSES):
   OTHER INCOME                               2,725               -
   INTEREST EXPENSE                          (6,935)          (835)

INCOME BEFORE PROVISION FOR
  INCOME TAXES                               13,679          (3,920)

Provision for Income Taxes                        -               -
                                         ----------      ----------
NET INCOME (LOSS)                        $   13,679      $   (3,920)
                                         ==========      ==========

ACCUMULATED DEFICIT, BEGINNING
  OF PERIOD:                             $ (627,651)     $ (672,955)
                                         ----------      ----------

Preferred Stock Dividend:                    (2,850)         (2,850)

ACCUMULATED DEFICIT, END
  OF PERIOD:                             $ (616,822)     $ (679,725)

Earnings (loss) per share
(after preferred dividends):
 Basic & diluted                         $     0.33      $    (0.08)
                                         __________      __________
Weighted average shares
 Outstanding -
 basic & diluted                             33,033          89,286
                                         ==========      ==========




                             See Accompanying Notes

                            SILK BOTANICALS.COM, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unreviewed)

                                                                                                     DEFICIT
                                                                                                   ACCUMULATED
                                                                                       ADDITIONAL  DURING THE
                                            PREFERRED STOCK         COMMON STOCK       PAID-IN     DEVELOPMENT  RETAINED
                                           SHARES      AMOUNT    SHARES      AMOUNT    CAPITAL       STAGE      EARNINGS    TOTAL
                                         ----------   --------  ----------  --------  ----------   ----------   --------  ---------

BALANCE, MAY 31, 1999                         1,900          2   6,250,000     6,250     671,460     (699,126)         -    (21,414)
                                         ----------   --------  ----------  --------  ----------   ----------   --------  ---------
Issuance of warrants                                                                     180,000                            180,000
Preferred stock dividend                          -          -           -         -           -            -     (8,550)    (8,550)
Net income                                        -          -           -         -           -            -     34,721     34,721
                                         ----------   --------  ----------  --------  ----------   ----------   --------  ---------
BALANCE, MAY 31, 2000                         1,900          2   6,250,000     6,250     851,460     (699,126)    26,171    184,757
                                         ----------   --------  ----------  --------  ----------   ----------   --------  ---------

Issuance of Series 2000 convertible       4,042,687      4,043  (4,042,687)   (4,043)          -            -          -          -
  preferred stock in exchange for like
  number of shares of common stock
Issuance of Series 2000A                  2,444,532      2,445           -         -           -            -          -      2,445
  Convertible preferred stock as
  Prepayment for various future
  Services
70:1 reverse split, common stock                  -          -  (2,175,780)   (2,176)      2,176            -          -          -
Preferred stock dividend                          -          -           -         -           -            -     (8,550)    (8,550)
Net income                                        -          -           -         -           -            -     53,854     53,854
                                         ----------   --------  ----------  --------  ----------   ----------   --------  ---------
BALANCE, MAY 31, 2001                     6,489,119   $  6,490      31,533  $     31  $  853,636   $ (699,126)  $ 71,475  $ 232,506
                                         ==========   ========  ==========  ========  ==========   ==========   ========  =========

  Issuance S8 Shares                              -          -       9,000         9      17,991            -          -     18,000
  Subscribed Capital                              -          -           -         -      45,000            -          -     45,000
  Preferred Stock Dividend                        -          -           -         -           -            -     (2,850)    (2,850)
  Net Income                                      -          -           -         -           -            -     13,679     13,679
                                         ----------   --------  ----------  --------  ----------   ----------   --------  ---------
BALANCE, AUG. 31, 2001                    6,489,119   $  6,490      40,533        40  $  916,627   $ (699,126)  $ 82,304  $ 306,335
                                         ==========   ========  ==========  ========  ==========   ==========   ========  =========



                             See Accompanying Notes

                             SILK BOTANICALS.COM, INC.
                             STATEMENTS OF CASH FLOWS
           YEAR-TO-DATE THROUGH AUGUST 31, 2001 AND AUGUST 31, 2000
                                  (Unreviewed)

                                                           QUARTER ENDING
                                                      AUG. 31         AUG. 31
                                                       2001             2000
                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                               $     13,679     $     (3,920)
   Adjustments to Reconcile Net Income (Loss)
   to Net Cash Used in Operating Activities:
       Depreciation and amortization                     2,061            2,061
   Changes in assets and liabilities:
       Decrease in accounts receivable                  78,369           23,040
       (Increase) in due from related parties          (73,553)               -
       (Increase) in inventory                         (66,036)         (23,497)
       (Increase) decrease in other assets             (17,694)               -
       Increase in accounts payable and
          Accrued expenses                              66,484           12,126
       (Decrease) in accounts payable
         due to factors                                (31,820)               -
       (Decrease) in income tax payable                    (30)               -
       (Decrease) in due to related parties                  -           (3,392)
       (Decrease)Increase in other current
          liabilities                                  (36,922)           6,907
                                                  -------------    ------------
   NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                           $    (65,463)    $     12,725

   CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of common stock                   $     18,000     $          -
       Receipt of Stock Subscription                    45,000                -
       Preferred stock dividend                         (2,850)          (2,850)
                                                  -------------    ------------
      NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                  $      60,150    $     (2,850)
                                                  -------------    ------------

      NET INCREASE IN CASH                        $     (5,312)    $      9,875
      CASH AT BEGINNING OF PERIOD                        4,162           13,445
                                                  -------------    ------------
      CASH AT END OF PERIOD                       $     (1,150)    $     23,320
                                                  =============    ============
      SUPPLEMENTAL DISCLOSURES:
      Cash paid for interest                      $      6,935     $        635
      Cash paid for income taxes                             -                -




                             See Accompanying Notes

                         SILK BOTANICALS.COM, INC.
                        NOTES TO FINANCIAL STATEMENTS
        FOR THE QUARTERS ENDED AUGUST 31, 2001 and AUGUST 31, 2000
                                  (Unreviewed)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:
------------

Silk Botanicals.Com, Inc. (the Company), formally known as Diversified Restaurant Holdings, Inc., was organized November 20, 1998 in the State of Florida. The Company was a development stage company until June 1999, when it commenced operations. The Company develops, markets and distributes high-quality artificial flowers, artificial greenery and floral arrangements under the trademark names Forever Fresh, Living Silk[TM] and Silk Botanicals[TM] in the wholesale market. The majority of the Company's product is purchased from a company related by common ownership. Major customers include wholesale store chains and supermarkets.

On April 9, 1999, the Company acquired all the outstanding common stock of JRB Marketing of South Florida, Inc. (JRB), a Florida corporation formed October 2, 1996. For accounting purposes, the transaction was treated as a reverse acquisition of the Company by JRB and as a recapitalization of JRB. The recapitalization resulted in the issuance of 4,435,813 shares of the Company and the recording of $4,436 in expenses. The historical financial statements prior to November 20, 1998 are those of JRB. No pro forma information is presented, as the acquisition was not a business combination. At the time of this transaction, JRB had no assets, liabilities or operations. As such, the financial statements of the Company reflect the accounting for JRB as if JRB had been the reporting entity from inception.

Prior to acquiring JRB, the Company owned 99% of the stock of Southern Dragon, Inc. (Southern), a development stage company in the restaurant industry. On March 31, 1999, the Company sold the stock of Southern back to Southern and began concentrating on the development, marketing and distribution of artificial flowers, greenery and floral arrangements.

On August 2, 1999, the Company officially changed its name to Silk Botanicals.Com, Inc. from Diversified Restaurant Holdings, Inc.

On August 20, 1999, the Company's Board of Directors approved a 4 for 1 reverse split of its common stock, retroactively effective as of May 31, 1999. On January 2, 2001, the Company's Board of Directors approved a 70 for 1 reverse split of its common stock, effective February 5, 2001. This split did not change the number of authorized shares of the Company, nor the par value of $0.001. All common shares and the per share amounts in the accompanying reviewed financial statements have been restated for the effects of the reverse splits.

Revenue Recognition:
-------------------

Revenue is recognized, net of discounts and estimated returns, upon shipment of product.

                        SILK BOTANICALS.COM, INC.
                      NOTES TO FINANCIAL STATEMENTS
        FOR THE QUARTER ENDED AUGUST 31, 2001 and AUGUST 31, 2000
                               (Unreviewed)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory:
---------

Inventory consists primarily of finished floral and greenery arrangements and is valued at the lower of cost (first-in, first- out method) or market.

Furniture and Equipment:
-----------------------

Furniture and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

License Rights:
--------------

The license rights acquired by the Company have been recorded at cost less a valuation allowance. The rights and valuation allowance are amortized on the straight-line basis over the term of the license right agreements, which is six years.

Fair Value of Financial Instruments:
-----------------------------------

The carrying amount of trade receivables and payables approximate fair value.

Income Taxes:
------------

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

Use of Estimates:
----------------

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

                           SILK BOTANICALS.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS
         FOR THE QUARTER ENDED AUGUST 31, 2001 and AUGUST 31, 2000
                                  (Unreviewed)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Start-Up Costs:
--------------

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5 requires that start-up costs, including organizational costs, be expensed as incurred. The Company has accepted early adoption of SOP 98-5 and expensed all start-up costs.

Earnings per Share:
-------------------

The Company has utilized Financial Accounting Standards No. 128 Earnings per Share (FAS 128). FAS 128 requires presentation of earnings or loss per share on basic and diluted earnings per share. Basic earnings or loss per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potentially diluted common shares during the period. The warrants were anti-dilutive at August 31, 2001 as the exercise price was in excess of the market price. The computation of fully diluted earnings per share is not presented as it would be anti-dilutive.

Impairment of Long-Lived Assets:
-------------------------------

The Company evaluates the recoverability of its property and equipment, and other assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of (SFAS 121). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments were required to be recognized during the quarters ended August 31, 2001 and August 31, 2000.

Segment Reporting:
-----------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it did not have any separately reportable operating segments as of August 31, 2001 and August 31, 2000.

                         SILK BOTANICALS.COM, INC.
                       NOTES TO FINANCIAL STATEMENTS
        FOR THE QUARTER ENDED AUGUST 31, 2001 and AUGUST 31, 2000
                                (Unreviewed)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketing:
---------

Marketing costs ($30,574 and $9,410 for the quarters ended August 31, 2001 and August 31, 2000, respectively) are charged to expense as incurred.

Contingencies:
-------------

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgement. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Basis of Presentation:
---------------------

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

                           SILK BOTANICALS.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS
        FOR THE QUARTER ENDED AUGUST 31,  2001 and AUGUST 31,  2000
                                  (Unreviewed)


3.   PROPERTY AND EQUIPMENT

Property and Equipment consists of the following as of August 31, 2001:


         Computer equipment                          $  3,501
         Less:  Accumulated depreciation               (2,089)
                                                     --------
                                                     $  1,412


4.   RELATED PARTY TRANSACTIONS

The Company purchases the majority of its silk botanical products from an established manufacturer owned by the Company's president and majority stockholder (herein after, Manufacturer); however, the Company may purchase its products from other suppliers. On April 1, 1999, the Company entered into a non-exclusive manufacturing and distribution agreement with the Manufacturer for a term of six years with the right to extend the agreement for six additional six-year terms. The Manufacturer will invoice the Company for products and distribution of products at rates to be negotiated periodically between the Company and the Manufacturer.

On January 2, 2001, the Company and its Manufacturer entered into an agreement with an established out-of-state assembler and manufacturer of high-quality artificial plants, trees and floral arrangements. This marketing, manufacturing and distribution agreement will significantly increase the manufacturing capabilities for the Company's product, thereby positioning the Company to potentially increase its customer base and sales revenue.

Additionally, the Company subleases office facilities and certain office equipment from the Manufacturer. The Company issued 1,900 shares of preferred stock to the Manufacturer for the license rights to the trademarks Living Silk[R] and Silk Botanicals[TM], and for certain manufacturing processes. The Company was owed by the Manufacturer $188,779 at August 31, 2001, which is recorded as an accounts receivable, for operational expenses. During the quarters ended August 31, 2001 and August 31, 2000, the Company paid $201,261 and $122,022, respectively, to the Manufacturer for cost of goods sold.

No formal arrangement on terms and conditions relating to advances, should they be required, had been entered into by the Company with the Manufacturer.

5.   LICENSE RIGHTS

On December 21, 1998, the Company purchased an exclusive license for the right to assemble and distribute the water-look floral arrangements and the trademark and copyright

                            SILK BOTANICALS.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE QUARTER ENDED AUGUST 31, 2001 and AUGUST 31, 2000
                                  (Unreviewed)


5.   LICENSE RIGHTS (continued)

materials of Forever Fresh[R] from a third party manufacturer and distributor in South Florida. The term of the license agreement is for six years with the right to extend for additional terms of six years each, unless terminated by either party at the end of any six-year term. As part of the agreement, the Company paid $42,500 for the license rights. The Manufacturer advanced the funds for the payment. Additionally, the Company agreed to make royalty payments to the licensor of 5% of the net amount invoiced by the Company or any affiliate, for Forever Fresh[R] products during the initial six year term. For additional periods of up to six, six-year terms, the Company agreed to pay to the licensor one quarter of one percent (.25%) of its net sales per annum of all Forever Fresh[R] products sold to any third party. At August 31, 2001 license rights of $26,570 are presented net of accumulated amortization.

During April 1999, the Company entered into an exclusive license agreement to market and distribute artificial greenery and floral arrangements with the Living Silk and Silk Botanicals trademarks owned by the Manufacturer. Additionally, the license agreement granted the Company the exclusive right to use the manufacturing process of the Living Silk and Silk Botanicals[TM] products. As consideration for the license agreement, the Company issued preferred stock to the Manufacturer valued at $190,000. Since the transaction was a non-monetary transaction between related parties, a valuation allowance of $190,000 has been provided against the license rights and as an offset to stockholder equity. The Company further agreed to pay the Manufacturer royalty payments of 5% of the net amount invoiced by the Company or any affiliates for Living Silk[TM] or Silk Botanicals[TM] products invoiced to any third party during the initial six-year term. For additional periods of up to six, six-year terms, the Company agreed to pay one quarter of one percent (.25%) of its net sales per annum for all Living Silk[TM] and Silk Botanicals[TM] products sold to any third party.

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

                           SILK BOTANICALS.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS
         FOR THE QUARTERS ENDED AUGUST 31, 2001 and AUGUST 31, 2000
                                  (Unreviewed)


6.   EQUITY (continued)

On January 2, 2001, the Company authorized and issued 4,042,687 shares of Series 2000 convertible preferred stock in exchange for a like number of shares of common stock owned by the majority shareholder. Each share of this series is convertible into fully paid and non-assessable shares of common stock, at the option of the holder, on a one-for-one basis at any time after January 5, 2002. Each share of this series entitles the holder to one vote, either in person or by proxy, at meetings of shareholders, and such vote shall be equal to the voting rights of the common stock and shall be counted with the common stock toward election of directors or such other action as the class of common stock shall be entitled.

On January 2, 2001, the Company authorized and issued 2,444,532 shares of Series 2000A convertible preferred stock, pursuant to an agreement between the Company and a third party. Each share of this series is convertible into common stock, at any time after twelve months from the date of execution of the agreement, on a one-for-one basis. This series has no voting rights.

The rights, preferences and limitations of any additional series of preferred stock will be determined by the Board of Directors. Dividends in arrears at August 31, 2001 are $2,850.

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

                           SILK BOTANICALS.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS
         FOR THE QUARTERS ENDED AUGUST 31, 2001 and AUGUST 31, 2000
                                  (Unreviewed)


7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses was $117,136 at August 31, 2001.

8.   OTHER CURRENT LIABILITIES

Other current liabilities consists of credit card debt at 15.4% as of August 31, 2001.

9.   COMMITMENTS - RELATED PARTY

The Company has a lease, which expires at 2004, with the Manufacturer for 500 square feet of furnished office space, including office equipment, and approximately 1,500 square feet of warehouse and shipping space at a cost of $10 per square foot. For the fiscal quarters ended August 31, 2001 and August 31, 2000, rental expenses incurred were $5,000 and $5,000, respectively. Minimum future rental payments under the non-cancelable operating lease as of August 31, 2001 are as follows:

  2001 - $ 6,667      2002 - $20,000     2003 - $20,000     2004 - $16,667


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

Item 2. Results of Operations and Management's Discussion & Analysis of Financial Condition
          ---------------------------------------------------------------

1.) Sales Revenues for the first quarter ending August 31, 2001 increased to $301,307 which was a 81.9% increase over Sales Revenue for the first quarter ending August 31, 2000 of $165,682. Cost of Goods Sold was 69.8%, compared to 73.6% last year, producing a Gross Profit of $91,406, compared to $43,660 last year, which was a 109% increase in Gross Profit. The Net Income was $13,679 this year, compared to ($3,920) last year.

2.) Forward Looking Information

Certain statements in this section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect The Company's future, financial position and operating results. The words expect, anticipate, intend, and project and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based upon current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including: changes in economic conditions in the various markets served by The Company's operations, increased competition, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof which may affect the accuracy of any forward-looking statement, except as may be required by law.

3.) On January 2nd, 2001, the Company and its primary Manufacturer of its silk botanical products (which is owned by the Company's President & Primary Stockholder) entered into a marketing, manufacturing & distribution agreement with an established out-of-state assembler and manufacturer of high quality artificial plants, trees and floral arrangements. This agreement can significantly increase the manufacturing capabilities of Silk Botanicals' products, thereby positioning the company to potentially expand its customer base.

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

(iii) Series 2000A Convertible Preferred Stock was approved to be issued pursuant to an Agreement between the Company and a third party, for services to be performed.

Shares of Series 2000A Convertible Preferred Stock shall have no voting rights. Each share of Series 2000A Convertible Preferred Stock may, at the option of the holder, be converted into common stock of the corporation on a one for one basis at any time after twelve (12) months from the date of execution of the agreement between the Company and a third party.

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

5.) On February 5th, 2001, The Company's symbol was officially changed to SILK (OTC BB).

6.) On August 21, 2001, The Company filed an S-8 Registration Statement, setting forth the number of shares of common stock issued or authorized to be issued pursuant to consulting and/or employment agreements. As of August 31, 2001, 9,000 shares of common stock were issued pursuant to this Registration Statement.

7.) Subsequent Events. In October, 2001, The Company's stock was delisted from OTC BB for failure to file Form 10KSB within the reporting requirements. The 10KSB was filed on November 30th, 2001. The Company plans to reapply simultaneously with the filing of 10-Q-SB.

On October 30, 2001, the Company began negotiations of intent with a European limited liability company (the "LLC") to acquire certain assets of the LLC in exchange for the Company's common stock in a tax-free reorganization. The LLC will transfer the assets to a newly-formed subsidiary of the Company, and the Company will issue restricted common stock to the LLC in an amount to be determined so that, following the consummation of the transaction, the LLC will own a majority of the issued and outstanding preferred and common stock of the Company.

Both the Company and the LLC will also consider measures to prevent the current shareholders of the Company from being further diluted by this contemplated 1:2 reverse stock split after the closing.

                                   PART II
                                   -------

Item 1. Legal Proceedings
        -----------------

None.


Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

Yes, See Form S8 filed 8/21/2001 with Securities & Exchange Commission.


Item 3. Defaults In Senior Securities
        -----------------------------

None.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

Other than that voted upon by the Board of Directors and the Majority Stockholder with regard to the events in the Form S8 filed with the Securities & Exchange Commission on August 21, 2001, no matter was submitted during the quarter ending August 31, 2001, covered by this report to a vote of the Company's shareholders, through solicitation of proxies or otherwise.


Item 5. Other Information
        -----------------

None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.     Description
------------------------------------------------------------------

3.(i).1   (1)   Articles of Incorporation of Diversified Restaurant
                Holdings, Inc.

3.(i).2   (1)   Articles of Amendment of Articles of Incorporation of
                Diversified Restaurant Holdings, Inc.

3.(i).3   (1)   Articles of Amendment of Articles of Incorporation of
                Silk Botanicals.Com, Inc.

3.(i).4   (3)   Articles of Amendment of Articles of Incorporation of
                Silk Botanicals.Com, Inc. authorizing an increase in Common
                Stock and Preferred Stock dated October 6, 2000.

3.(i).5   (3)   Articles of Amendment of Articles of Incorporation of
                Silk Botanicals.Com, Inc. authorizing the issuance of shares of Preferred Stock in three series, dated December
                26, 2001.

3.(i).6   (3)   Articles of Amendment of Articles of Incorporation of
                Silk Botanicals.Com, Inc. authorizing a 1 for 70 reverse split of the Company's Common Stock, dated February 20,
                2001.

3.(ii).1  (1)   Bylaws.

4.1       (3)  Stock Exchange Agreement between Silk Botanicals.Com, Inc.
                and Joseph Bergmann dated January 5, 2001.

10.1      (1)   License Agreement between Forever Fresh, Inc. and JRG
                Marketing of South Florida, Inc.

10.2      (1)   Manufacturing and Distribution Agreement.

10.3      (1)   Agreement between Diversified Restaurant Holdings, Inc. and
                Joseph R. Bergmann.

10.4      (1)   License Agreement between JRB Enterprises, Inc. and JRB
                Marketing of South Florida, Inc./Diversified Restaurant
                Holdings, Inc.

10.5      (1)   Sublease Agreement.

16.1      (2)   Letter on change of certifying accountant pursuant to
                Regulation SK Section 304(a)(3).

16.2      (2)   Letter from Sweeney, Gates and Company C.P.A.

16.3      (2)   Letter on change of certifying accountant pursuant to
                Regulation SK Section 304(a)(3)

----------------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

(2) Incorporated herein by reference to the Company's Form 8-K filed on August 7, 2000.

(3) Incorporated herein by reference to the Company's Form 10-QSB for the period ended February 28, 2001 and filed on April 13, 2001.

(b) One (1) report on Form S8 were filed during the quarter ended August 31, 2001. It was filed on August 21, 2001. The Form S8 was filed to set forth the number of shares of common stock issued or authorized to be issued to consulting and/or employment agreements.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SILK BOTANICALS.COM, INC.
                                          A Florida Corporation



                                          By:/s/Joseph R. Bergmann
                                             ---------------------
                                             Joseph R. Bergman
                                             President
Date: December 4, 2001