Form 10QSB
period 2001-11-30
SILK BOTANICALS COM INC
filed 2002-01-11
CIK 1093509

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549
                           --------------------

                              FORM 10-Q SB

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934
                 --------------------------------------

                  For Quarter Ended November 30, 2001

                   Commission file number 0-21 725


                       SILK BOTANICALS.COM, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

          FLORIDA                                   65-0886132
-------------------------------            ---------------------------
(State or other jurisdiction of            (IRS Employer incorporation
      or organization)                        Identification Number)

                            975 S. Congress Ave. #102
                            Delray Beach,  Fl.  33445
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

Yes: [ X ]      No: [   ]

                         REGISTRANT IS A CORPORATION

                          SILK BOTANICALS.COM, INC.


                            FINANCIAL STATEMENTS
            FOR THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2000

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

Independent Accountants' Review Report
--------------------------------------

To the Board of Directors of Stockholders of Silk Botanicals.Com, Inc. Delray Beach, Florida

We have reviewed the accompanying balance sheet of Silk Botanicals.Com, Inc. (a Florida corporation) as of November 30, 2001 and the related statements of operations for the three month and six month periods ended November 30, 2001 and November 30, 2000. We have also reviewed the related statements of cash flows for the six-month periods ended November 30, 2001 and November 30, 2000, as well as the related statements of changes in stockholders' equity (deficit) for the years ended May 31, 2001 and 2000, and for the six month period ended November 30, 2001. All information included in these financial statements is the responsibility of the Company's management.

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


January 11, 2002

                            SILK BOTANICALS.COM, INC.
                                 BALANCE SHEET
                               November 30, 2001

ASSETS

CURRENT ASSETS:
  Cash                                                     $    12,916
  Accounts receivable (net of allowance for                    180,905
    doubtful accounts of $20,000)
  Inventory                                                    365,345
  Prepaid expenses                                               4,662
                                                           -----------
            Total Current Assets                               563,828
                                                           -----------

PROPERTY & EQUIPMENT, (net of                                    1,121
   accumulated depreciation of $2,360)

OTHER ASSETS:
  License rights (net of valuation allowance &                  24,800
    accumulated amortization)
  Prepaid Investment Banking Services                          121,142
Deferred tax asset                                               5,825
                                                          ------------
            Total Other Assets                                 151,767
                                                          ------------
TOTAL ASSETS                                              $    716,715
                                                          ============

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   $     88,568
  Accounts Payable due to asset-based lender                   150,393
  Note payable                                                  25,000
  Income taxes payable                                          29,679
                                                          ------------
      Total Current Liabilities                                293,640
                                                          ------------
TOTAL LIABILITIES                                              293,640

STOCKHOLDERS' EQUITY:
  Series A preferred stock, $.001 par value,
    1,900 shares authorized, issued and
    outstanding                                                      2
  Series 2001 convertible preferred stock,
    $.001 par value, 2,000,000 shares
    authorized, none issued and outstanding                          -
  Series 2000 convertible preferred stock, $.001
    par value, 4,042,687 shares authorized,
    issued and outstanding                                       4,043
  Series 2000A convertible preferred stock,
    $.001 par value, 2,444,532 shares authorized,
    issued and outstanding                                       2,445
  Preferred stock, $.001 par value, 41,510,881
    shares authorized, none issued and outstanding                   -
  Common stock, $.001 par value, 300,000,000 shares
    authorized, 102,104 shares issued and outstanding              102
  Subscribed capital                                            35,000
  Additional paid-in capital                                   984,707
  Deficit accumulated during the development stage            (699,126)
  Retained earnings                                             95,903

          Total Stockholders' Equity                           423,076
                                                          ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $    716,715
                                                          ============


                          See Accompanying Notes

                        SILK BOTANICALS.COM, INC.
                        STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND
              THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2000


                               FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                 NOV. 30         NOV. 30          NOV. 30         NOV. 30
                                  2001            2000             2001            2000
                               ----------      ----------      ----------      ----------
SALES                          $  259,235      $  174,601      $  560,542      $  340,283

COST OF SALES                     183,641         126,947         393,902         248,969
                               ----------      ----------      ----------      ----------
GROSS PROFIT                       75,595          47,654         166,640          91,314
                               ----------      ----------      ----------      ----------

MARKETING EXPENSES                 25,432           6,755          56,180          16,166

GENERAL AND ADMINISTRATIVE
  EXPENSES                         10,548          19,633          52,957          57,167

INCOME FROM OPERATIONS             39,613          21,266          57,502          17,981
                               ----------      ----------      ----------      ----------
OTHER INCOME (EXPENSES):
   OTHER INCOME                     1,562               -           4,287               -
   INTEREST EXPENSE               (17,303)           (740)        (24,240)         (1,375)
                               ----------      ----------      ----------      ----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                     23,872          20,526          37,549          16,606

Provision for Income Taxes          7,422               -           7,422               -
                               ----------      ----------      ----------      ----------
NET INCOME                     $   16,450      $   20,526      $   30,127      $   16,606
                               ==========      ==========      ==========      ==========

ACCUMULATED DEFICIT,
  BEGINNING OF PERIOD:         $ (627,651)     $ (672,955)     $ (627,651)     $ (672,955)
                               ----------      ----------      ----------      ----------
Preferred Stock Dividend:          (2,850)         (2,850)         (5,700)         (2,850)

ACCUMULATED DEFICIT, END
  OF PERIOD:                   $ (614,051)     $ (655,279)     $ (603,224)     $ (659,199)

Earnings per share
(after preferred dividends):
 Basic & diluted               $     0.17      $     0.20      $     0.42      $     0.15
                               ----------      ----------      ----------      ----------
Weighted average shares
 Outstanding -
 basic & diluted                   79,211          89,286          58,778          89,286
                               ==========      ==========      ==========      ==========



                            See Accompanying Notes

                          SILK BOTANICALS.COM, INC.
              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                  DEFICIT
                                                                                                ACCUMULATED
                                                                                   ADDITIONAL   DURING THE
                                          PREFERRED STOCK         COMMON STOCK       PAID-IN    DEVELOPMENT  RETAINED
                                          SHARES     AMOUNT    SHARES      AMOUNT    CAPITAL      STAGE      EARNINGS    TOTAL
                                       ----------  --------  ----------  --------  ----------   ----------   ---------  ---------

BALANCE, MAY 31, 1999                       1,900         2   6,250,000     6,250     671,460     (699,126)     -       (21,414)
                                       ----------  --------  ----------  --------  ----------   ----------  --------  ---------

Issuance of warrants                                                                  180,000                           180,000
Preferred stock dividend                       -       -           -         -           -            -       (8,550)    (8,550)
Net income                                     -       -           -         -           -            -       34,721     34,721
                                      ----------   --------  ----------  --------  ----------   ----------   --------  ---------
BALANCE, MAY 31, 2000                      1,900          2   6,250,000     6,250     851,460     (699,126)    26,171    184,757
                                      ----------   --------  ----------  --------  ----------   ----------   --------  ---------

Issuance of Series 2000 convertible    4,042,687      4,043  (4,042,687)   (4,043)       -            -          -          -
  Preferred stock in exchange for
  like number of shares of common
  stock
Issuance of Series 2000A               2,444,532      2,445        -         -           -            -          -         2,445
  Convertible preferred stock as
  Prepayment for various future
  Services
70:1 reverse split, common stock            -          -     (2,175,780)   (2,176)      2,176         -          -          -
Preferred stock dividend                    -          -           -         -           -            -        (8,550)    (8,550)
Net income                                  -          -           -         -           -            -        53,854     53,854
                                      ----------   --------  ----------  --------  ----------   ----------   --------  ---------
BALANCE, MAY 31, 2001                  6,489,119   $  6,490      31,533  $     31  $  853,636   $ (699,126)  $ 71,475  $ 232,506
                                      ==========   ========  ==========  ========  ==========   ==========   ========  =========

  Issuance S8 Shares                        -          -          9,000         9      17,991         -          -        18,000
  Subscribed Capital                        -          -           -            -      45,000         -          -        45,000
  Preferred stock dividend                                                                                     (5,700)    (5,700)
  Issuance S8 Shares                        -          -         51,571        52     103,090         -          -       103,142
  Conversion of subscribed capital                               10,000        10         (10)                              -
  Net Income                                -          -              -         -           -         -        30,127     30,127
                                      ----------   --------  ----------  --------  ----------   ----------   --------  ---------
BALANCE, NOV. 30, 2001                 6,489,119   $  6,490     102,104       102  $1,019,707   $ (699,126)  $ 95,902  $ 423,075
                                      ==========   ========  ==========  ========  ==========   ==========   ========  =========



                             See Accompanying Notes

                            SILK BOTANICALS.COM, INC.
                            STATEMENTS OF CASH FLOWS
           SIX MONTHS ENDED NOVEMBER 30, 2001 AND NOVEMBER 30, 2000

                                                            SIX MONTHS ENDED
                                                         NOV. 30         NOV. 30
                                                          2001             2000
                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $     30,127     $     16,606
   Adjustments to Reconcile Net Income (Loss)
   To Net Cash Used in Operating Activities:
       Depreciation and amortization                           582            4,122
   Changes in assets and liabilities:
       (Increase) decrease in accounts receivable          (14,797)          28,355
       Decrease in due from related parties                115,226               -
       (Increase) in inventory                            (313,053)         (38,430)
       (Increase) decrease in other assets                  (1,100)           1,000
       (Decrease)in accounts payable and
       Accrued expenses                                    (31,069)          (1,337)
       Increase in accounts payable due asset-based
          Lender                                           150,393                -
       (Decrease) in due to related parties                      -          (30,576)
       Increase in other current liabilities                30,700           20,456
                                                      ------------     ------------
   NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                               $    (32,991)    $        196

   CASH FLOWS FROM FINANCING ACTIVITIES:

       Issuance of common stock                       $         62      $         -
       Receipt of Stock Subscription                        35,000                -
       Receipt of additional paid-in capital                12,383                -
       Preferred stock dividend                             (5,700)          (5,700)
                                                      ------------     ------------
      NET CASH PROVIDED BY (USED IN ) FINANCING
      ACTIVITIES                                      $     41,744      $    (5,700)
                                                      ------------     ------------

      NET INCREASE (DECREASE) IN CASH                 $      8,754      $    (5,504)
      CASH AT BEGINNING OF PERIOD                            4,162           13,445
                                                      ------------     ------------
      CASH AT END OF PERIOD                           $     12,916      $     7,941
                                                      ============     ============
      SUPPLEMENTAL DISCLOSURES:
      Relating to investing and financing not
      affecting cash flow:
      Services rendered S-8 registration              $    121,242                -
      Common stock issued for above registration           121,242

      SUPPLEMENTAL DISCLOSURES:
      Cash paid for interest                          $     24,240      $     1,375
      Cash paid for income taxes                                 -                -




                            See Accompanying Notes

                          SILK BOTANICALS.COM, INC.
                        NOTES TO FINANCIAL STATEMENTS
       FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND
             THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:
-------------

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

On April 9, 1999, the Company acquired all the outstanding common stock of JRB Marketing of South Florida, Inc. (JRB), a Florida corporation formed October 2, 1996. For accounting purposes, the transaction was treated as a reverse acquisition of the Company by JRB and as a recapitalization of JRB. The recapitalization resulted in the issuance of 4,435,813 shares of the Company and the recording of $4,436 in expenses. The historical financial statements prior to November 20, 1998 are those of JRB. No pro forma information is presented, as the acquisition was not a business combination. At the time of this transaction, JRB had no assets, liabilities or perations. As such, the financial statements of the Company reflect the accounting for JRB as if JRB had been the reporting entity from inception.

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

On August 2, 1999, the Company officially changed its name to Silk Botanicals.Com, Inc. from Diversified Restaurant Holdings, Inc.

On August 20, 1999, the Company's Board of Directors approved a 1 for 4 reverse split of its common stock, retroactively effective as of May 31, 1999. On January 2, 2001, the Company's Board of Directors approved a 1 for 70 reverse split of its common stock, effective February 5, 2001. This split did not change the number of authorized shares of the Company, nor the par value of $0.001. All common shares and the per share amounts in the accompanying reviewed financial statements have been restated for the effects of the reverse splits.

Revenue Recognition:
--------------------

Revenue is recognized, net of discounts and estimated returns, upon shipment of product.

                         SILK BOTANICALS.COM, INC.
                       NOTES TO FINANCIAL STATEMENTS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND
             THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2000


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

                       SILK BOTANICALS.COM, INC.
                     NOTES TO FINANCIAL STATEMENTS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND
           THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2000


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

Earnings per Share:
-------------------

The Company has utilized Financial Accounting Standards No. 128 Earnings per Share (FAS 128). FAS 128 requires presentation of earnings or loss per share on basic and diluted earnings per share. Basic earnings or loss per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potentially diluted common shares during the period. The warrants were anti-dilutive at November 30, 2001 as the exercise price was in excess of the market price. The computation of fully diluted earnings per share is not presented as it would be anti-dilutive.

Impairment of Long-Lived Assets
-------------------------------

The Company evaluates the recoverability of its property and equipment, and other assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of (SFAS 121). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments were required to be recognized during the quarters ended November 30, 2001 and November 30, 2000.

Segment Reporting:
------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it did not have any separately reportable operating segments as of November 30, 2001 and November 30, 2000.

                        SILK BOTANICALS.COM, INC.
                      NOTES TO FINANCIAL STATEMENTS
       FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND
             THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2000



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketing:
----------

Marketing costs ($ 25,432 and $6,755 for the quarters ended November 30, 2001 and November 30, 2000, respectively) are charged to expense as incurred.

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

                        SILK BOTANICALS.COM, INC.
                      NOTES TO FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND
           THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2000


3. PROPERTY AND EQUIPMENT

Property and Equipment consists of the following as of  November 30, 2001:


      Computer equipment                          $ 3,481
      Less:  Accumulated depreciation              (2,360)
                                                  -------
                                                  $ 1,121


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

Additionally, the Company subleases office facilities and certain office equipment from the Manufacturer. The Company issued 1,900 shares of preferred stock to the Manufacturer for the license rights to the trademarks Living Silkr and Silk Botanicals[TM], and for certain manufacturing processes. During the quarters ended November 30, 2001 and November 30, 2000, the Company paid $183,641 and $126,947 respectively, to the Manufacturer for cost of goods sold.

No formal arrangement on terms and conditions relating to advances, should they be required, had been entered into by the Company with the Manufacturer.

5. LICENSE RIGHTS

On December 21, 1998, the Company purchased an exclusive license for the right to assemble and distribute the water-look floral arrangements and the trademark and copyright materials of Forever Fresh[R] from a third party manufacturer and distributor in

                         SILK BOTANICALS.COM, INC.
                      NOTES TO FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND
           THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2000


5. LICENSE RIGHTS (continued)

South Florida. The term of the license agreement is for six years with the right to extend for additional terms of six years each, unless terminated by either party at the end of any six-year term. As part of the agreement, the Company paid $42,500 for the license rights. The Manufacturer advanced the funds for the payment. Additionally, the Company agreed to make royalty payments to the licensor of 5% of the net amount invoiced by the Company or any affiliate, for Forever Fresh[R] products during the initial six year term. For additional periods of up to six, six-year terms, the Company agreed to pay to the licensor one quarter of one percent (.25%) of its net sales per annum of all Forever Fresh[R] products sold to any third party. At November 30, 2001 license rights of $24,800 are presented net of accumulated amortization.

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

                        SILK BOTANICALS.COM, INC.
                      NOTES TO FINANCIAL STATEMENTS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND
            THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2000


6. EQUITY (continued)

On January 2, 2001, the Company authorized and issued 4,042,687 shares of Series 2000 convertible preferred stock in exchange for a like number of shares of common stock owned by the majority shareholder. Each share of this series is convertible into fully paid and non-assessable shares of common stock, at the option of the holder, on a one-for-one basis at any time after January 2, 2002. Each share of this series entitles the holder to one vote, either in person or by proxy, at meetings of shareholders, and such vote shall be equal to the voting rights of the common stock and shall be counted with the common stock toward election of directors or such other action as the class of common stock shall be entitled.

On January 2, 2001, the Company authorized and issued 2,444,532 shares of Series 2000A convertible preferred stock, pursuant to an agreement between the Company and a third party. Each share of this series is convertible into common stock, at any time after twelve months from the date of execution of the agreement, on a one-for-one basis. This series has no voting rights.

The rights, preferences and limitations of any additional series of preferred stock will be determined by the Board of Directors. Dividends in arrears at November 30, 2001 are $5,700.

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

                         SILK BOTANICALS.COM, INC.
                       NOTES TO FINANCIAL STATEMENTS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND
             THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2000


7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses was $238,961 at  November 30, 2001.

8. OTHER CURRENT LIABILITIES

Other current liabilities consists of a note payable of $25,000 and Income taxes payable of $29,679 as of November 30, 2001.

9. COMMITMENTS - RELATED PARTY

The Company has a lease, which expires at 2004, with the Manufacturer for 500 square feet of furnished office space, including office equipment, and approximately 1,500 square feet of warehouse and shipping space at a cost of $10 per square foot. For the fiscal quarters ended November 30, 2001 and November 30, 2000, rental expenses incurred were $5,000 and $5,000, respectively. Minimum future rental payments under the non-cancelable operating lease as of November 30, 2001 are as follows:

    2001 - $ 1,667      2002 - $20,000      2003 - $20,000     2004 -  $16,667

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

Item 2. Results of Operations and Management's Discussion & Analysis of Financial Condition

1.)   Sales Revenues for the three months ending November 30, 2001 were
$259,235, which was a 48.5 % increase over Sales Revenue for the three months ending November 30, 2000 of $174,601. Cost of Goods Sold was 70.8%, compared to 72.7% last year, producing a Gross Profit of $75,595, compared to $47,654 last year, which was a 58.6% increase in Gross Profit. The Net Operating Income was $23,872 this year, compared to $20,526 last year.

Sales Revenues for the six months ending November 30, 2001 increased to $560,542 which was a 64.7% increase over Sales Revenue for the six months ending November 30, 2000 of $340,283. Cost of Goods Sold was 70.3%, compared to 73.2% last year, producing a Gross Profit of $166,640, compared to $91,314 last year, which was a 82.5% increase in Gross Profit. The Net Operating Income was $37,549 this year compared to $16,606 last year.

The increase in sales and gross profit for the three-month and six-month periods this year was due to an increase in demand for the product and lower unit operating costs and economies of scale.

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

            (ii.) Series 2000 Convertible Preferred Stock was approved to be issued to Joseph R. Bergmann in exchange for all of his outstanding common stock, as follows:

                   Each share of 2000 Convertible Preferred Stock entitles the holder thereof to one vote, either in person or by proxy, at meetings of shareholders, and such vote shall be equal to the voting rights of the common stock and shall be counted with the common stock toward election of directors or such other action as the class of common stock shall be entitled. Each share of Series 2000 Convertible Preferred Stock may, at the option of the holder, be converted into shares of common stock on a one for one basis at any time after January 2, 2002.

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

      II. The Majority Shareholder and the Board of Directors approved a reverse stock split as follows:

            (i) The reverse stock split was effective February 5, 2001. The record date of the reverse stock split was February 2, 2001.
            (ii) A majority of the shareholders approved the reverse stock split.
            (iii.) The reverse stock split was a one-for-seventy split of
                   Silk Botanical's common stock.

5.) On February 5th, 2001, The Company's symbol was officially changed to SILK (OTC BB).

6.) On August 21, 2001, The Company filed an S-8 Registration Statement, setting forth the number of shares of common stock issued or authorized to be issued pursuant to consulting and/or employment agreements. As of November 30, 2001, 60,571 shares of common stock were issued pursuant to this Registration Statement.

7.) On October 20, 2001, The Company's stock was delisted from OTC BB for failure to file Form 10KSB within the reporting requirements. The 10KSB was filed on November 30th, 2001. The Company reapplied after the filing of 10-Q-SB on December 3rd, 2001. On January 3, 2002, the Company was cleared to begin trading on the OTC BB Exchange.

8.) Subsequent Events: On January 7, 2002, The Company purchased certain assets and business opportunities from BTSL Technologies Limited ("BTSL"), an Irish limited liability company, in exchange for 20,000,000 shares of the Company's common stock in a tax-free reorganization. The transaction was approved by consent of a majority of the Company's shareholders.

The purchased assets will become a newly formed Irish-based subsidiary of the Company called TecEnergy Limited. BTSL current management will continue to operate this portion of the business. A second subsidiary will be formed called "Decorative Accessories International" consisting of the Company's existing business.

                               PART II

Item 1. Legal Proceedings

None.


Item 2. Changes in Securities and Use of Proceeds

Yes, 51,571 shares were issued pursuant to Form S8 filed 8/21/2001 with Securities & Exchange Commission.


Item 3. Defaults In Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders

Other than that voted upon by the Board of Directors and the Majority Stockholder with regard to the events in the Form S8 filed with the Securities & Exchange Commission on August 21, 2001, no matter was submitted during the quarter ending November 30, 2001, covered by this report to a vote of the Company's shareholders, through solicitation of proxies or otherwise.


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
                Regulation SK Section 304(a)(3)


(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

(2) Incorporated herein by reference to the Company's Form 8-K filed on August 7, 2000.

(3) Incorporated herein by reference to the Company's Form 10-QSB for the period ended February 28, 2001, filed on April 13, 2001.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       SILK BOTANICALS.COM, INC.
                        A Florida Corporation


                    By:_____/s/Joseph R. Bergmann___
                       Joseph R. Bergmann, President

Date: January 11, 2002