Form 10QSB
period 2002-02-28
SILK BOTANICALS COM INC
filed 2002-04-15
CIK 1093509

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549
                            --------------------

                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                     For Quarter Ended February 28, 2002
                                       -----------------

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

                          975 S. Congress Ave. #102
                         Delray Beach, Florida 33445
                   ----------------------------------------
                   (Address of principal executive offices)

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

                   Yes: [X]                      No: [ ]

                         REGISTRANT IS A CORPORATION

                          SILK BOTANICALS.COM, INC.

                            FINANCIAL STATEMENTS
         FOR THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2002 AND
             THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2001.


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

                           SILK BOTANICALS.COM, INC.
                          Consolidated Balance Sheet
                              February 28, 2002
                                                                  2002
                                                              ------------
                                  ASSETS
CURRENT ASSETS:
---------------
Cash                                                          $    178,178
Accounts receivable (net of allowance for doubtful
  accounts of $20,000)                                             273,276
Inventories                                                        352,460
Prepaid expenses                                                   231,620
                                                              ------------
    Total Current Assets                                      $  1,035,534
                                                              ------------
PROPERTY & EQUIPMENT, (net of accumulated
  depreciation of $42,581)                                    $  7,676,265

OTHER ASSETS:
-------------
License rights (net of valuation allowance &
  accumulated amortization)                                         23,030
Deferred tax asset                                                   5,825
Patents (net of amortization of $8,350)                            291,650
                                                              ------------
    Total Other Assets                                        $    320,505
                                                              ------------
    TOTAL ASSETS                                              $  9,032,303
                                                              ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
--------------------
Accounts payable and accrued expenses                         $    140,293
Accounts payable due to asset-based lender                         107,269
Income taxes payable                                                24,221
Accounts payable, officers                                           3,100
Deferred income taxes                                                2,498
Current portion of long term debt                                  124,341
                                                              ------------
Total Current Liabilities                                     $    401,722
                                                              ------------
LONG TERM LIABILITIES:
----------------------
Long term debt                                                     124,341
                                                              ------------
Total Long Term Liabilities                                   $    124,341
                                                              ------------
TOTAL LIABILITIES                                             $    526,063
                                                              ------------
STOCKHOLDERS' EQUITY:
---------------------
Series A preferred stock, $.001 par value,
  1,900 shares authorized, none issued
  and outstanding                                                     -
Series 2001 convertible prefer red stock,
  $.001 par value, 2,000,000 authorized,
  none issued and outstanding                                         -
Series 2000 convertible preferred stock,
  $.001 par value, 4,042,687 shares
  authorized, 1,000,000 issued and outstanding                       1,000
Series 2000A convertible preferred stock, $.001
  par value, 2,444,553 shares authorized,
  2,008,138 issued and outstanding                                   2,008
Preferred stock, $.001 par value, 41,510,860
  shares authorized, none issued and outstanding                      -
Common stock, $.001 par value, 300,000,000 shares
  authorized, 27,800,557 issued and outstanding                     27,801
Additional paid in capital                                       8,964,937
Subscribed capital                                                 265,000
Deficit accumulated during the development stage                  (699,126)
Retained earnings                                                  (55,379)
                                                              ------------
    Total Stockholders' Equity                                $  8,506,241
                                                              ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $  9,032,303
                                                              ============


                        See Accompanying Notes

                           SILK BOTANICALS.COM,INC.
                    Consolidated Statements of Operations
     For the Three Months and Nine Months Ended February 28, 2002 and 2001



                                              For the Quarters Ended                   YTD Through
                                            -----------------------------     -----------------------------
                                            February 28,     February 28,     February 28,     February 28,
                                               2002             2001             2002             2001
                                            ------------     ------------     ------------     ------------


SALES                                       $    324,461     $    323,189     $    885,004     $    663,472

COST OF SALES                                    207,785          252,997          601,687          501,966
                                            ------------     ------------     ------------     ------------
GROSS PROFIT                                     116,677           70,192          283,317          161,506
                                            ------------     ------------     ------------     ------------

MARKETING EXPENSES                                 7,414           12,110           62,796           28,276

GENERAL AND ADMINISTRATIVE EXPENSES              253,141           35,068          306,896           92,234

INCOME FROM OPERATIONS                          (143,878)          23,014          (86,376)          40,996
                                            ------------     ------------     ------------     ------------
OTHER INCOME/ (EXPENSES):
OTHER INCOME                                       1,001             -               5,177             -
OTHER EXPENSE                                    (11,671)          (2,653)         (35,800)          (4,028)
                                            ------------     ------------     ------------     ------------

INCOME BEFORE PROVISION FOR INCOME TAXES        (154,548)          20,361         (116,999)          36,968

Provision for Income Taxes                        (6,115)            -               1,307             -
                                            ------------     ------------     ------------     ------------
NET INCOME (LOSS)                           $   (148,433)    $     20,361     $   (118,306)    $     36,968
                                            ============     ============     ============     ============

ACCUMULATED DEFICIT, BEGINNING OF PERIOD        (603,223)        (662,048)        (627,651)        (672,955)

Preferred Stock Dividend                          (2,850)          (2,850)          (8,550)          (8,550)
                                            ============     ============     ============     ============
ACCUMULATED DEFICIT, END OF PERIOD          $   (754,507)    $   (644,537)    $   (754,507)    $   (644,537)
                                            ============     ============     ============     ============
Earnings per share (after preferred
  dividends):
Basic & diluted                             $      (0.01)    $       0.29     $      (0.02)    $       0.36
                                            ============     ============     ============     ============
Weighted average shares outstanding
  - basic & diluted                           14,738,06         60,520          5,926,159         79,697
                                            ============     ============     ============     ============


                           See Accompanying Notes

                           SILK BOTANICALS.COM, INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the Period Ended February 28, 2002

                                                                                                     DEFICIT
                                                                                                   ACCUMULATED
                                                                              ADDT'L               DURING THE
                                   PREFERRED STOCK        COMMON STOCK       PAID-IN   SUBSCRIBED  DEVELOPMENT  RETAINED
                                  SHARES     AMOUNT    SHARES     AMOUNT     CAPITAL     CAPITAL      STAGE     EARNINGS    TOTAL
                                 ---------  -------   ---------  -------   ----------  ----------  -----------  --------  ---------


BALANCE, MAY 31, 2000                1,900  $     2   6,250,000  $ 6,250   $  851,460  $    -      $  (699,126) $ 26,171  $ 184,757
                                 --------------------------------------------------------------------------------------------------
Issuance of Series 2000
  convertible preferred stock    4,042,687    4,043  (4,042,687)  (4,043)        -          -             -         -          -
70:1 reverse split, common
  stock                               -        -     (2,175,780)  (2,176)       2,176       -             -         -          -
Preferred stock dividend              -        -           -        -            -          -             -       (8,550)    (8,550)
Issuance of Series 2000A
  convertible preferred stock    2,444,553    2,445        -        -            -          -             -         -         2,445
Net income                            -        -           -        -            -          -             -       53,854     53,854
                                 --------------------------------------------------------------------------------------------------
BALANCE, May 31, 2001            6,489,140  $ 6,489      31,533  $    32   $  853,636  $    -      $ (699,126)  $ 71,476  $ 232,507
                                 --------------------------------------------------------------------------------------------------
Receipt of capital subscription
  agreement                           -        -           -        -            -        45,000          -         -        45,000
Receipt of subscribed capital         -        -           -        -            -       265,000          -         -       265,000
Preferred stock dividend              -        -           -        -            -          -             -       (8,550)    (8,550)
Issuance S-8 shares                   -        -         60,571       61      121,081       -             -         -       121,142
Conversion of subscribed
   capital                            -        -         10,000       10        9,990    (10,000)         -         -          -
Acquisition of JRB
  Manufacturing, Inc.             (533,687)    (534)    533,687      534       65,929       -             -         -        65,929
Cancellation of subscribed
  capital                             -        -           -        -            -        (2,000)         -         -        (2,000)
Conversion of series 2000
  convertible preferred stock   (2,509,000)  (2,509)  2,509,000    2,509         -          -             -         -          -
Redemption of series A
  preferred stock                   (1,900)      (2)       -        -        (189,998)      -             -         -      (190,000)
Reduction in series 2000A
  convertible preferred stock     (436,415)    (436)    436,415      436       65,026       -             -         -        65,026
Investment in Graham Energy           -        -      4,000,000    4,000    7,636,590       -             -         -     7,640,590
Investment in BTSL Technologies       -        -     20,000,000   20,000      275,000       -             -         -       295,000
Receipt of additional paid-in
  capital to Gary Blum Trust          -        -           -        -          95,000       -             -         -        95,000
Cancellation of subscribed
  capital                             -        -           -        -            -       (33,000)         -         -       (33,000)
Issuance of Common Stock for
  Services Rendered                   -        -        219,351      219       32,683       -             -         -        32,902
YTD net income                        -        -           -        -            -          -             -     (118,306)  (118,306)
                                 --------------------------------------------------------------------------------------------------
BALANCE, February 28, 2002       3,008,138  $ 3,008  27,800,557  $27,801   $8,964,937  $ 265,000   $ (699,126) $ (55,379)$8,506,241
                                 --------------------------------------------------------------------------------------------------


                            See Accompanying Notes

                           SILK BOTANICALS.COM, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended February 28, 2002 and 2001



                                                            2002           2001
                                                        -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                     $  (118,306)    $    36,968

Adjustments to Reconcile Net Income to Net Cash
Used in Operating Activities:
  Depreciation amortization and depletion                    33,262           6,183
  Services Rendered for common stock issuance               219,694            -

  Changes in assets and liabilities:
  (Increase) in accounts receivable                         (84,464)       (140,695)
  Decrease in due to/from related parties                   115,226         119,680
  (Increase) in inventory                                  (300,168)        (26,621)
  Increase) decrease in other current assets               (201,598)          3,275
  Increase (decrease) in accounts payable
    and accrued expenses                                   (232,657)            265
  Increase in accounts payable due to
    asset-based lender                                      107,269            -
  Increase (decrease) in other current liabilities           15,556            -
                                                        -----------     -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     $  (446,186)    $      (945)

CASH FLOWS FROM INVESTING ACTIVITIES:
        (Increase) in property, plant & equipment           (74,775)           -
NET CASH (USED IN) INVESTING ACTIVITIES                 $   (74,775)     $     -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Receipt of subscribed capital                             265,000            -
  Receipt of paid in capital                                160,929            -
  Renegotiated Liability Payable Over Two Years             248,682            -
  Preferred stock dividend                                   (8,550)         (8,550)
                                                        -----------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         666,061          (8,550)
                                                        -----------     -----------

NET INCREASE (DECREASE) IN CASH                             145,100           5,390
CASH AT BEGINNING OF PERIOD                                  33,078          13,445
                                                        -----------     -----------
CASH AT END OF PERIOD                                   $   178,178     $    18,835
                                                        ===========     ===========
SUPPLEMENTAL DISCLOSURES:
  Relating to investing and financing not
    affecting cash flow:
  Acquisition of Graham Energy of NV, Inc.               (7,640,590)           -
  Acquisition of BTSL Technologies Limited                 (295,000)
  Increase in additional paid in capital due
    to merger                                             7,935,590
  Conversion of preferred stock to common stock               2,509

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                     35,800           4,028
  Cash paid for income taxes                                   -               -




                        See Accompanying Notes

                           SILK BOTANICALS.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2002 AND
               THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2001

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

On December 5, 2001 BTSL Technologies Limited ("BTSL"), an Irish limited liability company, entered into an Asset Purchase Agreement with Silk Botanicals.Com, Inc. ("The Company") regarding the sale of certain of the assets and business opportunities of BTSL to The Company in exchange for 20,000,000 shares of common stock in a tax-free reorganization. The transaction closed on January 6, 2002. The assets were transferred to TecEnergy Limited, a newly-formed wholly-owned subsidiary of The Company and as a consequence of the exchange for 20,000,000 shares of common stock, BTSL owned a majority of the issued and outstanding voting securities of The Company after the closing. Concurrently, with execution of the Agreement, Padraic Maloney and Tim Coburn were appointed to The Company's Board of Directors to serve with Joseph R. Bergmann, The Company's Chief Executive Officer, who has been a director since 1999.

The purchase included patents (cost basis) used in the gasification and oxygen generation process which are proven technologies in Europe. BTSL also provided the public company $250,000 as additional paid-in capital for The Company's working capital requirements. The Patents were then transferred to a wholly owned subsidiary that will over view the operations of two other manufacturing entities that will make equipment from the patents that will serve several different industries in recycling waste materials. BTSL acquired these patents and the technology rights for gasification and oxygen generation from a Belgian corporation. The owner of that corporation can receive up to 200,000 shares of preferred stock which is convertible (on a one to one basis) into new common stock of the Company based on performance criteria over the next two years. The conversion price is based on a $5 market price. BTSL entered into a contract for the processing of certain materials using its proprietary gasification technology. As part of this contract that service company can potentially earn up to 1,000,000 shares of convertible preferred stock
(one to one basis to convert) over five years if certain performance measurement are met. BTSL is currently in discussions with foreign governments with orders approximating $7.5 million dollars (USA).

A second wholly owned subsidiary was formed called "Decorative Accessories International" consisting of The Company's existing business which markets and distributes high-quality decorative accessories, artificial greenery and floral arrangements in baskets and containers and artificial floral arrangements in clear glass vases set in epoxy providing the illusion of fresh flowers in water.

On December 6, 2001 Graham Energy NV, Inc. ("GENV"), a Nevada corporation, and its shareholders entered into a Stock Purchase Agreement with Silk Botanicals.Com, Inc. regarding the sale of 100% of the outstanding shares of GENV to The Company in exchange for 4,000,000 shares of The Company's common stock in a tax-free reorganization. The transaction closed on February 6, 2002. The transaction allows GENV to appoint one person to The Company's Board of Directors. The transaction has been approved by consent of a majority of The Company's shareholders. GENV's assets consist of six oil and gas fields in Texas, which includes 24 currently producing wells; 50 additional wells that can be re-activated upon completion of a work-over; 86 proven but undeveloped off-set well locations; and 24 additional probable well locations.

The purchase price was arrived at through negotiation between GENV and The Company. Prior to the consummation of the Acquisition, neither GENV nor any of its affiliates, officers or directors owned, directly or indirectly, any of the voting securities of The Company.

On February 15, 2002, JRB Manufacturing, Inc. ("JRB"), a Florida corporation, and its two shareholders entered into a Stock Purchase Agreement with Silk Botanicals.Com, Inc. regarding the sale of 100% of the outstanding shares of JRB to The Company in exchange for 100,000 shares of The Company's common stock in a tax-free reorganization. The transaction was effective
January 1, 2002. The transaction has been approved by consent of a majority of The Company's shareholders. JRB has been The Company's primary manufacturer of its silk botanical products, and The Company intends that JRB will continue to do so. JRB's assets consist of certain inventory and equipment for manufacturing silk botanical products. The main purpose of the reorganization transaction was to simplify and consolidate The Company's silk botanical products business.

The resulting transaction was less than 10% of the Company's assets. The net assets transferred were approximately $65,000.

On January 9, 2002 The Company entered into an agreement to acquire 100% of the shares of Capital Equities Group, Inc. (Capital) in return for 10,000,000 shares of the Company's common stock. It is expected that upon completion, this acquisition will provide substantial financing for The Company over a two year period. The Company requested that certain criteria be met before completion of a contract. Capital has been working to meet these criteria. The Company received $265,000 before February 28, 2001 and is treating such funds as subscribed common stock at $1 per share. As of April 15, 2002, the Company has received a total of $445,000. The $180,000 received after February 28, 2002 will be negotiated as debt or equity or a combination thereof as if Capital cannot fulfill its funding requirements.

                           SILK BOTANICALS.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2002 AND
               THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2001


1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D):

   a. Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiary. Inter-company accounts and transactions have been eliminated in the consolidated financial statements.

      All the acquisitions described earlier except for BTSL were common stock exchanges for 100% control of the subsidiary companies. The BTSL transaction was an asset purchase subject to certain obligations owing on the patents transferred to Silk Botanicals.Com. All of the acquisitions were at the carrying cost of the acquired wholly owned subsidiaries without any step in basis of the assets acquired.

   b. Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   c. Revenue Recognition:

      Revenues from professional services, primarily from management fees, are recognized on an accrual basis of accounting as services are performed or the amounts earned (in compliance with SOP 00-2).

   d. Cash and Cash Equivalents:

      The Company considers all money market funds and highly liquid debt instruments with maturities of three months or less when acquired to be cash equivalents.

   e. Accounts Receivable:

      The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

   f. Prepaid Investment and Advisory Services:

      Specific incremental costs directly attributable to proposed or actual offering of securities are deferred and charged against the gross proceeds of the offering. Management salaries and other general and administrative expenses are not allocated as costs of the offering.
In the event that the offering does not take place, the prepaid investment and advisory costs will be expensed immediately. Other financial consulting services related to debt or equity financing is amortized over the useful service life or term of agreed upon services.

   g. Property, Equipment and Related Depreciation:

      Property and equipment are stated at cost. Maintenance, repairs and minor renewals and betterment's are expensed; major improvements are capitalized.

                           SILK BOTANICALS.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2002 AND
               THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2001


      Depreciation of property and equipment is provided for using the straight-line method over the estimated useful lives of the assets as follows:
                                                       Estimated
                                                      Useful Lives
                                                      ------------
   Leasehold improvements                             Life of lease
   Computer, equipment and office furniture           5 - 10 Years
   Gas and oil properties                              30 Years
   Equipment related to gas and oil properties         7 Years

      Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations.

   h. Advertising Expenses:

      All advertising expenses are expensed as incurred.

   i. Income Taxes:

      The Company is taxed at C Corporation income tax rates. The Company recognizes deferred income tax under the asset and liability method of accounting. This method requires the recognition of deferred income taxes based upon the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities.

   j. Adoption of Recent Accounting Standards:

      Segment Reporting:

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS" No. 131"), "Disclosure About Segments of an Enterprise and Related Information."
SFAS No. 131 established standards for the way companies report information about operating segments in annual financial statement. It also established standards for related disclosures about products and services, geographic areas and major customers.

     The disclosures prescribed in SFAS No. 131 became effective for the year ended December 31, 1998. The Company has determined that it operates in three business segments.

      The Company is not affected by the adoption of new accounting standards for Accounting for Derivative Instruments and Hedging Activities as well as the Accounting for Comprehensive Income as these activities did not occur in its operations.

      k. Business Combination:

         SFAS 142 and SFAS 141, Business Combinations, are designed to improve reporting and disclosure with respect to goodwill and other
acquired tangible assets.   SFAS 141 eliminated the pooling of
interest method as an accounting option for business combination while SFAS 142 modified the purchase method of accounting by eliminating the amortization of goodwill and substituting an impairment test. The FASB overcame several operation impediments to non-amortization including: the reporting level at which to conduct impairment reviews, consistency with SFAS 121 (Accounting for the impairment of long-lived assets) and finite-lived goodwill. The emphasis will be on the fair value measurements of assets and liabilities instead of amortization. An impairment in the carrying value of an asset is recognized when the fair value of the asset is less than its carrying value.

         On January 1, 2002, we adopted the provisions of SFAS No. 144, Accounting For The Impairment Of Long-Lived Assets, that replaces
SFAS No. 121, Accounting Impairment Of Long-Lived Assets and for Long-Lived Assets To be Disposed Of SFAS No.144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not been incurred.
SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity in a disposal transaction. The adoption of SFAS No. 144 has no impact on our current operations.

      l. Other Comprehensive Income:

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting
Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported as other comprehensive income except for foreign currency translations.

      m. Foreign Currency Translation:

         For most international operations, local currencies are considered their functional currencies. We translate assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and record translation adjustments in Shareholders' Equity. We translate statement of income accounts at average rate for the period. Transaction adjustments are recorded in Other Income - Net.

                      SILK BOTANICALS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS
      FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2002 AND
           THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2001

     m. Foreign Currency Translation (cont'd):

         For operations in highly inflationary economies, we translate the balance sheet items as follows:

         * monetary items (that is, assets and liabilities that will be settled for cash) at rates in effect at the balance sheet date, with transaction adjustments recorded in Other income - net

         * non-monetary items at historical rates (that is those rates in effect when the items were first recorded)

As of February 28, 2002, there were no balance sheet adjustments and approximately $2,000 in operating expense adjustments.

      n. Earnings per share:

         The Company has utilized Financial Accounting Standards No. 128 Earnings Per Share (FAS 128). FAS 128 requires presentation of earnings or loss per share on basic and diluted earnings per share. Basic earnings or loss per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed using weighted average number of common shares outstanding and potentially diluted common share during the period. The warrants were anti-dilutive at February 28, 2002 as the exercised price was in excess of the market price. The Computation of fully diluted earnings per share is not presented, as it would be anti-dilutive.

      o. Contingencies:

         Certain conditions may exist as of the date, the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves as exercise of judgment. In assessing less contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

      p. Basis of Presentation:

         The accompanying interim financial statements contain all adjustments necessary in management's opinion for a fair presentation of financial position and results of operations. Those adjustments included only normal recurring accruals.

                           SILK BOTANICALS.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS
      FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2002 AND
             THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2001

2. CONCENTRATIONS:

     Business Risks:
     ---------------

         The Company's revenues and profitability are affected by many conditions including changes in economic conditions, inflation, and political events. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from year to year.

3. PROPERTY AND EQUIPMENT

Property and Equipment consists of the following as of  February 28, 2002:

           Oil and gas interests                   $ 7,580,590
           Support equipment                            60,000
           Leasehold improvements                       50,000
           Computer hardware and software               15,981
           Website development                           9,000
           Warehouse equipment                           2,500
           Property and equipment                          775
                                                    ----------
           Total property and equipment              7,718,846
           Less:  Accumulated depreciation and
                 amortization                          (42,581)
                                                    ----------
                                                   $ 7,676,265

4. RELATED PARTY TRANSACTIONS

On February 15, 2002, JRB Manufacturing, Inc. ("JRB"), a Florida corporation, and its two shareholders, Joseph R. Bergmann, President and a director of Silk Botanicals.Com, Inc. and his wife, Regina M. Bergmann, entered into a Stock Purchase Agreement with Silk Botanicals.Com, Inc. regarding the sale of 100% of the outstanding shares of JRB to The Company in exchange for 100,000 shares of The Company's common stock in a tax-free reorganization. The transaction was effective January 1, 2002. The transaction has been approved by consent of a majority of The Company's shareholders. JRB has been The Company's primary manufacturer of its silk botanical products, and The Company intends that JRB will continue to do so. JRB's assets consist of certain inventory and equipment for manufacturing silk botanical arrangements. The main purpose of the reorganization transaction was to simplify and consolidate The Company's silk botanical products business. However, The Company may purchase its products from other suppliers.

Additionally, The Company subleases office facilities and certainoffice equipment from JRB Enterprises, Inc., the owner and operator of silk floral specialty stores. All JRB Enterprises, Inc. silk floral specialty stores have become customers of Silk Botanicals.Com, Inc. The Company issued 1,900 shares of preferred stock to JRB Enterprises, Inc. for the license rights to the trademarks Living Silk[R] and Silk Botanicals[TM], and for certain manufacturing processes. The Company pays a 6% dividend per annum. Year to date dividends were $8,550 for both nine-month periods. The 1,900 shares of preferred stock were redeemed in January 2002. The above Series A Preferred Stock when originally issued in April 1999 had the following features:

      The preferred stock will be redeemable any time after one year of issuance or callable at the option of the holder upon the completion of an IPO or an effective change in control of the Company.

The Company's president and previous principal shareholder also converted 3,042,687 Series 2000 convertible preferred stock shares converted one-to-one into common shares as follows:

   *  2,509,000 shares to the previous principal shareholder of the Company.

   * 533,687 shares to settle debt of JRB Manufacturing, Inc. owed to outside lenders of approximately $970,000.

                      SILK BOTANICALS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS
      FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2002 AND
           THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2001



The 533,687 share transaction related in net assets transferred to the Public company of $65,929 which was recorded as paid-in capital.

Series 2000 A Preferred Stock was converted into 436,415 shares of common shares from preferred stock of 436,415 shares for services rendered of $65,000 in connection with the reorganization of the Company with the BTSL acquisition.

5. LICENSE RIGHTS

On December 21, 1998, the Company purchased an exclusive license for the right to assemble and distribute the water-look floral arrangements and the trademark and copyright materials of Forever Fresh[R] from a third party manufacturer and distributor in South Florida. The term of the license agreement is for six years with the right to extend for additional terms of six years each, unless terminated by either party at the end of any six-year term. As part of the agreement, the Company paid $42,500 for the license rights. Additionally, the Company agreed to make royalty payments to the licensor of 5% of the net amount invoiced by the Company or any affiliate, for Forever Fresh[R] products during the initial six year term. For additional periods of up to six, six-year terms, the Company agreed to pay to the licensor one quarter of one percent (.25%) of its net sales per annum of all Forever Fresh? products sold to any third party.
At February 28, 2002, license rights of $23,030 are presented net of accumulated depreciation of $19,470.

6.  DEBT RELATED - PURCHASE OF PATENTS:

The amount of $248,682 is due over a two-year period, half of which is due in the current year amounting to $124,341.

7.  EQUITY

On January 6, 2002, The Company issued 20,000,000 shares of common stock to BTSL in exchange for patents and related technology in waste material recycling activities involving the manufacturing of equipment to make the environment clean. This transaction resulted in a change of ownership.

On February 6, 2002, The Company issued 4,000,000 shares of common stock to Graham Energy NV, Inc. ("GENV") in exchange for 100% of the outstanding shares of GENV, an oil and gas company with mostly proven but undeveloped oil wells.

The Company has issued 60,576 of common stock valued at current market prices at the time the financial services were rendered in connection with an S-8 Registration statement at $2.00 per share totaling $121,142.

The Company acquisition of JRB Manufacturing, Inc. a related party with shareholders under common control was done through an exchange of common shares, which converted 533,687 shares of preferred stock into 533,687 common shares to purchase the Affiliated manufacturer. The transaction was a recapitization of the Company at approximately $0.12 per share, which combined the balance sheet of both as a result of the transaction.

The two individual shareholders who owned JRB Manufacturing, Inc. received 100,000 shares of common stock for restructuring the debt of the related party manufacturer into common stock for the creditors who received the 533,687 shares of common stock above.

The Company also in a related party transaction redeemed at the option of the holder the Series A 1,900 preferred stock shares as part of the transaction with JRB Enterprises, Inc. and also because of the shareholders right to convert upon a change in control of the public company.

8. CONTINGENCIES

The Company is involved in various claims which have arisen as a result of the funding of the warrants. The Company, after conferring with its legal counsel, is unable to predict the outcome of these matters but does not believe, based upon currently available facts, that the ultimate resolution of such matters will have a material adverse effect on the financial statements of the Company.

9.  SEGMENT INFORMATION AND GEOGRAPHIC DATA

    Segment Information
    -------------------

    We operate in the following three business segments:

      * Artificial Flower Manufacturer and Distributor of Plants and Floral Arrangements to Furniture Makers, Decorators or Retailers.

      *  Oil and Gas Properties for the Production of Gas and Oil Products.

      * Tech Energy related to the Gasification and Oxygen Generation Process for the Recycling of Waste Materials to Governmental Bodies and Industry.



                                                       $OMIT(000)
                                                United States   Ireland
                                           Flowers   Oil & Gas   Tech Energy
                                           -------------------   -----------
Revenues for the nine months ended 2002     $ 866      $ 18       $  0
Revenues for the nine months ended 2001       663         0          0
Segment profits nine months ended 2002        (52)      (12)       (39)
Segment profits nine months ended 2001         20         0          0
Identified assets nine months ended 2002    1,011     7,684        292
Identified assets nine months ended 2001      403         0          0

   Geographic data (1)
   -------------------

   (1) Only Tech Energy an Irish subsidiary operates outside the U.S.

Item 2. Management's Discussion and Analysis or Plan of Operation
        ---------------------------------------------------------

1.) Revenues

Sales Revenues for the three months ending February 28, 2002 were $324,261, which was a 0.3 % increase over Sales Revenue for the three months ending February 28, 2001 of $323,189. Cost of Goods Sold was 64.0 %, compared to 78.3 % last year, producing a Gross Profit of $116,677 compared to $70,192 last year, which was a 66.2 % increase in Gross Profit. The Net Operating Income was ($148,433) this year, compared to $36,968 last year.

Sales Revenues for the nine months ending February 28, 2002 increased to $885,004 which was a 33.4% increase over Sales Revenue for the nine months ending February 28, 2001 of $663,472. Cost of Goods Sold was 68.0 %, compared to 75.7 % last year, producing a Gross Profit of $283,317, compared to $161,506 last year, which was a 75.4 % increase in Gross Profit. The Net Operating Income was ($118,306) this year compared to $36,968 last year.

Total revenue for the nine month period ended February 28, 2002 increased by $221,532 to $885,004 from $663,472 in the prior year. The increase in revenue for the nine months ended February 28, 2002 as compared to the nine months ended February 28, 2001 is primarily due to the acquisition of JRB Manufacturing, Inc., which owns exclusive rights to the brand name Original Plant Plant, contributing $259,658 in new revenues for the period. The Original Plant Plant is a top quality line of silk floral arrangements, plants and trees geared toward the high end home furnishing market. The acquisition of Graham Energy of NV, Inc. also contributed an additional $18,839 in new revenues.

2.) Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $249,182 during the nine months ended February 28, 2002 to $369,692 from $120,510 in the prior year. Consulting services rendered increased $110,159 and additional legal fees of $6,920 related to the acquisition of Graham Energy of NV, Inc. and BTSL Technologies LTD. During the nine months ended February 28, 2002. Personnel Costs increased $40,049, sales commissions increased $30,598 and rent increased $14,836 as a result of the acquisition of JRB Manufacturing, Inc. Computer technical support and website hosting and design increased $8,423 over the prior year. Interest expense increased $28,355 during the nine months ended February 28, 2002 to $32,383 from $4,029 in the nine months ended February 28, 2001.

For the nine months ended February 28, 2002, The Company's consolidated net loss, inclusive of expenses for the acquisition transactions, was $118,306 as compared to consolidated net income of $36,968 for the nine months ended February 28, 2001.

3.) Liquidity and Capital Resources

The Company had consolidated net cash of $178,178 at February 28, 2002 as compared to $18,835 as of February 28, 2001. The Company had a working capital surplus (i.e., the difference between current assets and current liabilities) of $633,812 at February 28, 2002 as compared to a working capital surplus of $179,905 at February 28, 2001. Cash flow used in operating activities increased from $945 during the nine months ended February 28, 2001 to $446,186 during the nine months ended February 28, 2002. Cash used for investing activities increased from zero during the nine months ended February 28, 2001 to $74,775 during the nine months ended February 28, 2002. Cash was used for financing activities totaling $8,550 during the nine months ended February 28, 2001, but during the nine months ended February 28, 2002, $666,061 was provided from financing activities. Since May 31, 2001, The Company's capital needs have primarily been met from the receipt of subscribed capital, redemption of preferred stock to pay down affiliated company debt and the re-negotiation of liability payable over time.

The Company will have additional capital requirements during 2002 if the Company continues with its plan of acquisition and to pay development and operating costs. There is no assurance that the Company will have sufficient capital to finance its growth and business operations or that such capital will be available on terms that are favorable to the Company or at all.
The Company is currently incurring operating deficits which are expected to continue until development stage subsidiaries become fully operational, which depends in part on the Company raising additional working capital for marketing and acquisitions.

The Company expects to have material capital requirements during 2002 as it relates to acquisitions in and development of the existing business segments, subject to the availability of capital.

4.) Forward Looking Information

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

5.) On August 21, 2001, The Company filed an S-8 Registration Statement, setting forth the number of shares of common stock issued or authorized to be issued pursuant to consulting and/or employment agreements. As of February 28, 2002, 100,000 shares of common stock were issued pursuant to this Registration Statement.

6.) On October 20, 2001, The Company's stock was delisted from OTC BB for failure to file Form 10KSB within the reporting requirements. The 10KSB was filed on November 30th, 2001. The Company reapplied after the filing of 10-Q- SB on December 3rd, 2001. On January 3, 2002, the Company was cleared to begin trading on the OTC BB Exchange.

7.) On January 6, 2002, The Company purchased certain assets and business opportunities from BTSL Technologies Limited (BTSL), an Irish limited liability company, in exchange for 20,000,000 shares of the Company's common stock in a tax-free reorganization. The transaction was approved by consent of a majority of the Company's shareholders.

The purchased assets will become a newly formed Irish-based subsidiary of the Company called TecEnergy Limited. BTSL current management will continue to operate this portion of the business. A second subsidiary will be formed called Decorative Accessories International consisting of the Company's existing business.

8.) On February 1, 2002, subsequent to the completion of the Acquisition, The Company's board of directors and management agreed that a corporate name change would be beneficial and recommended amending the articles of incorporation to change its name to "Consolidated Resources Group, Inc.". The articles of incorporation will be amended to change the name to "Consolidated Resources Group, Inc.", which will better reflect the changed nature of The Company's business after the Acquisition.

The Company is presently preparing a 14C filing for the Securities and Exchange Commission. The Company anticipates that the name change will necessitate the assignment of a new CUSIP number and new symbol.

9.) On February 6, 2002, The Company issued 4,000,000 shares of common stock to Graham Energy NV, Inc. ("GENV") in exchange for 100% of the outstanding shares of GENV.

10.) On February 15, 2002, The Company issued 100,000 shares of common stock to shareholders in exchange for 100% of the outstanding shares of JRB Manufacturing, Inc.

11.) Subsequent Events: On April 12, 2002, The Company, subject to the Company's due diligence, entered into an asset purchase agreement with Wolfstone Corporation and Vance Energy, Ltd. to acquire certain oil and gas reserves owned or controlled by Sellers for a total of 3,316,000 shares of The Company's common stock. The reserves are located on properties in Texas. The Company anticipates that the net bookable value to The Company's balance sheet will be approximately eight and a half million dollars ($8,500,000). These assets will increase the oil and gas reserves in The Company's wholly owned subsidiary, Graham Energy of NV, Inc.

                                  PART II

Item 1. Legal Proceedings
        -----------------
None.


Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

On January 6, 2002, The Company purchased certain assets and business opportunities from BTSL Technologies Limited (BTSL), an Irish limited liability company, in exchange for 20,000,000 shares of the Company's common stock.

On February 6, 2002, The Company issued 4,000,000 shares of common stock to Graham Energy NV, Inc. ("GENV") in exchange for 100% of the outstanding shares of GENV.

On February 15, 2002, The Company issued 100,000 shares of common stock to shareholders in exchange for 100% of the outstanding shares of JRB Manufacturing, Inc.

Unless otherwise noted, the sales set forth above involved no underwriter's discounts or commissions and are claimed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4 (2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering, the issuance and sale by the Company of shares of its common stock to financially sophisticated individuals who are fully aware of the Company's activities, as well as its business and financial condition, and who acquired said securities for investment purposes and understood the ramifications of same.


Item 3. Defaults In Senior Securities
        -----------------------------
None.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

Other than that voted upon by the Board of Directors and the Majority Stockholder with regard to the three (3) Form 8K transactions filed with the Securities & Exchange Commission wherein The Company entered into an asset purchase agreement with BTSL filed on January 21, 2002; The Company entered into a stock purchase agreement with Graham Energy NV, Inc. filed on February 18, 2002; and The Company entered into a stock purchase agreement with JRB Manufacturing, Inc. filed on March 3, 2002, no matter was submitted during the quarter ending February 28, 2002, covered by this report to a vote ofthe Company's shareholders, through solicitation of proxies or otherwise.


Item 5. Other Information
        -----------------
None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No. Description

(a)

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


--------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

(2) Incorporated herein by reference to the Company's Form 8-K filed on August 7, 2000.

(3) Incorporated herein by reference to the Company's Form 10-QSB for the period ended February 28, 2001, filed on April 13, 2001.



    (b)   The following Current Reports were filed on Form 8-K:

          Form 8-K dated January 6, 2002 (Filed on January 16, 2002; SEC Accession No.: 943440-02-000016)

          Form 8-K/A dated January 6, 2002 (Filed on January 16, 2002; SEC Accession No.: 943440-02-000018)

          Form 8-K dated February 6, 2002 (Filed on February 21, 2002; SEC Accession No.: 943440-02-000059)

          Form 8-K/A dated January 6, 2002 (Filed March 26, 2002;
          SEC Accession No.:  943440-02-000075)




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       SILK BOTANICALS.COM, INC.
                       A Florida Corporation



                       By: /s/Joseph R. Bergmann
                          -----------------------------
                          Joseph R. Bergmann, President

Date: April 15, 2002